Form 10-Q
period 1995-03-31
CROWN LABORATORIES INC /DE/
filed 1995-05-15
CIK 847385

                                  FORM 10-QSB



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1995


                / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


Commission File No.  1-12848


                            CROWN LABORATORIES, INC.


           Delaware                                       75-2300995
- - - - -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 6780 Caballo Street, Las Vegas, Nevada  89119
- - - - --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 696-9300
- - - - --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES   X    NO
                                                                 -----     -----
- - - - ----------
The number of outstanding shares of the registrant's only class of common stock as of March 31, 1995:

Common Stock, $.001 par value - 12,364,691

Part I -  Financial Information

           Item (1)   Financial Statements
           Item (2)   Management's discussion and analysis of financial
                      condition of operations.

Part II - Other Information

           Item (1)   Legal Proceedings
           Item (6)   Exhibits and Reports on Form 8-K

                            CROWN LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                                                        UNAUDITED               AUDITED

                                                                          1995                   1994
                                                                       -----------            -----------
             ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $ 1,525,662            $ 1,826,935
Employee and officer advances                                               15,466                  5,445
Inventory                                                                   12,795                  1,588
Prepaid expenses                                                            82,623                 62,866
                                                                       -----------            -----------
       Total current assets                                              1,636,546              1,896,834

PROPERTY AND EQUIPMENT
Leasehold improvements                                                   1,281,266                886,424
Equipment                                                                3,030,785              2,418,946
                                                                       -----------            -----------
                                                                         4,312,051              3,305,370
Accumulated Depreciation                                                   (38,142)               (36,284)
                                                                       -----------            -----------
Net Property and Equipment                                               4,273,909              3,269,086

DEPOSITS                                                                 1,166,392                899,124
                                                                       -----------            -----------
       Total assets                                                    $ 7,076,847            $ 6,065,044
                                                                       ===========            ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt and capital lease liabilities     $   423,600            $   298,320
Accounts payable and accrued expenses                                      293,931                243,830
                                                                       -----------            -----------
       Total current liabilities                                           717,531                542,150

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                               1,387,748                813,431

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock  --  $0.001 par value;
 5,000,000 shares authorized; none
 outstanding
Common Stock  --  $0.001 par value;
 50,000,000 shares authorized;
 12,364,691 and 11,840,941 shares outstanding
 in 1995 and 1994, respectively                                             12,365                 11,841
Additional paid-in-capital                                               9,578,186              8,653,500
Accumulated deficit                                                     (4,618,983)            (3,955,878)
                                                                       -----------            -----------
       Total shareholders' equity                                        4,971,568              4,709,463
                                                                       -----------            -----------
       Total liabilities and shareholders' equity                      $ 7,076,847            $ 6,065,044
                                                                       ===========            ===========



     The Accompanying Notes to the Consolidated Financial Statements are
                  an Integral Part of these Balance Sheets.

                            CROWN LABORATORIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                   UNAUDITED

                                                                        1995                  1994
                                                                     ----------            ----------
SALES                                                                     --                     --

COST OF SALES                                                             --                     --

GENERAL AND ADMINISTRATIVE EXPENSES                                     654,971               195,164
                                                                     ----------            ----------
         Loss from operations                                          (654,971)             (195,164)

OTHER INCOME (EXPENSE)
         Interest expense                                               (26,409)               (1,667)
         Interest income                                                 18,275                11,694
                                                                     ----------            ----------
         Loss before income taxes                                      (663,105)             (185,137)

INCOME TAX PROVISION                                                      --                     --
                                                                     ----------            ----------
         NET LOSS                                                     ($663,105)            ($185,137)
                                                                     ==========            ==========

NET LOSS PER SHARE                                                       ($0.06)               ($0.02)
                                                                     ==========            ==========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                                          12,033,754            10,166,198
                                                                     ==========            ==========




        The Accompanying Notes to Consolidated Financial Statements are an Integral Part of these Financial Statements.

                            CROWN LABORATORIES, INC.
                       STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


                                   UNAUDITED


                                         SHARES OF       COMMON STOCK     ADDITIONAL PAID-      ACCUMULATED
                                        COMMON STOCK                         IN CAPITAL           DEFICIT            TOTAL
Balance Dec. 31, 1994                    11,840,941        $11,841           $8,653,500         ($3,955,878)       $4,709,463


Shares issued under private placement       523,750            524              917,279                  --           917,803

Shares issued to consultants for
  services rendered                                                               7,407                                 7,407

Net loss for the period ended               --                --                  --               (663,105)         (663,105)
  March 31, 1995
                                         ----------        -------           ----------         -----------        ----------
Balance March 31, 1995                   12,364,691        $12,365           $9,578,186         ($4,618,983)       $4,971,568
                                         ==========        =======           ==========         ===========        ==========




             The Accompanying Notes to the Financial Statements are
                an Integral Part of these Financial Statements.

                            CROWN LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                   UNAUDITED

                                                                 1995                1994
                                                              ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      ($663,105)          ($185,137)
Add (deduct) items not impacting cash -
       Depreciation and amortization                              1,935               1,935
       (Increases) decreases in assets -
       Employee and officer advances                            (10,021)             20,550
       Inventory                                                (11,207)
       Prepaid expenses                                         (19,757)
       Increases (decreases) in liabilities
       Accounts payable and accrued expenses                     50,101             (82,773)
                                                            -----------          ----------
       Total cash (used) in operating activities               (652,054)           (245,425)
                                                            -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Increase in leasehold improvements                    (1,006,681)            (46,029)
       Deposits on equipment purchases                         (267,345)           (370,650)
                                                            -----------          ----------
       Total cash (used) in investing activities             (1,274,026)           (416,679)
                                                            -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of loans payable                                750,000               --
       Repayment of loans payable                               (50,403)           (110,000)
       Issuance of shares to consultants                          7,407               --
       Proceeds from issuance of shares                       1,047,500              23,217
       Fundraising costs                                       (129,697)
       Repurchase of common shares                                --                (29,600)
                                                            -----------          ----------
Total cash provided by financing activities                   1,624,807            (116,383)
                                                            -----------          ----------
Net increase in cash and cash equivalents                      (301,273)           (778,487)
Cash and cash equivalents, beginning of period                1,826,935           2,827,412
                                                            -----------          ----------
Cash and cash equivalents, end of period                    $ 1,525,662          $2,048,925
                                                            ===========          ==========




        The Accompanying Notes to Consolidated Financial Statements are an Integral Part of these Financial Statements.

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

1.  BACKGROUND

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB (as amended).

Crown Laboratories, Inc. (the "Company" or "Crown"), was incorporated on February 23, 1989 as Industrialistics, Inc. In April 1989, Roe Pharmaceutical Company ("Roe") acquired 95% of the outstanding shares of the common stock of Industrialistics, Inc. In September 1991, Roe exchanged all of its shares of common stock of Industrialistics, Inc. for all the outstanding common stock of Roe. In November 1991, Industrialistics, Inc. changed its name to Crown Laboratories, Inc. Roe was dissolved in October 1993. For accounting purposes, the Company's financial statements reflect the carryover of Roe and its predecessor's bases in assets and liabilities as of the date that Crown acquired Roe.

Since inception, the Company and its predecessors have been engaged in research and development of proprietary medical nutritional dry-mix and liquid products to be sold primarily to nursing homes and hospitals. Historically, the Company's business was based substantially on dry-mix products. In order to assure a dependable supply of its liquid and dry-mix products at a competitive price, management determined that the Company should acquire equipment and operate its own manufacturing facility. The Company is currently building a manufacturing facility to produce the above products. There were no sales for the period ended March 31, 1995 and fiscal 1994.

The Company and its operations are subject to the various risks inherent in the start-up and development of a new business enterprise. The operating history of the Company is limited. There can be no assurance the Company will be able to produce its products and operate profitably. Competitors of the Company have substantially greater resources than the Company. The Company may require further financial resources. The Company will not have sales until the Las Vegas manufacturing facility is complete and operational.

The Company regards the formulations of its products to be proprietary, but presently it has no patent or other protective rights. The Company is studying and evaluating the need and costs associated with patents and other protective rights. Currently, the Company exerts substantial efforts to protect trade secrets and to keep formulas and related process know-how confidential. However, there can be no assurance it will be successful in these efforts. The Company has filed to register its trademark.

2.  PROPOSED MANUFACTURING PLANT

Crown Laboratories, Inc. anticipates it will begin manufacturing its line of dry mix adult nutritional and specialty dietary products during the second quarter of 1995. The major pieces of equipment necessary to manufacture the Company's proprietary line of aseptic liquid products has been received, and manufacturing will begin upon completion of the commissioning of the equipment. The commissioning process is expected to begin by the second quarter of 1995. The commissioning process could take approximately two months. The purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment. Commissioning of the equipment is required by the U. S. Food and Drug Administration.

The Company has leased a manufacturing and office facility and purchased, leased and commited to lease approximately $7.0 million of production equipment and leasehold improvements, representing all the equipment and leasehold improvements necessary to commence operations. As of March 31, 1995, the Company paid $3.5 million in cash for $6.5 million in production equipment and leasehold improvements (refer to note 3 for lease commitments).

The Company is studying both the feasibility and financing of constructing an additional manufacturing facility in Puerto Rico. This facility would be much smaller and would be responsible for all dry blending. Raw materials and labor are less expensive in Puerto Rico than in Las Vegas, Nevada, and will result in a lower cost of manufacturing. The Company would be eligible for employee tax credits and grants from the Puerto Rican government to cover moving costs and leasehold improvements. In order to qualify for these tax credits, the Company has arranged for the incorporation of this subsidiary in Puerto Rico, which has not yet been capitalized, and would attempt to raise up to $6 million in such subsidiary on terms and conditions acceptable to the Company. One possibility being considered is that the Company would issue shares of convertible preferred stock. Through March 31, 1995, the Company had incurred and expensed $49,018 relating to these efforts.

3.  PRIVATE PLACEMENT

The Company concluded a private placement (the "Private Placement") of equity securities in November 1994, which was sold in units of $50,000 for 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. In the Private Placement, the Company raised an additional $3,100,000 in equity financing after subtracting selling shareholders proceeds, and before related offering costs of approximately $425,000 and issued 1,547,975 shares and warrants to acquire 877,500 shares of the Company's common stock at $3.00 per share (see note 6). In addition, the Company issued to the Placement Agent and brokers warrants to acquire 165,750 shares of the Company's common stock at a price of $2.40 per share.

The Company is currently seeking to raise up to $2.2 million (44 Units) in additional equity financing through another private placement (the "1995 Private Placement"). The terms and conditions of the 1995 Private Placement are similar to the terms and conditions of the recently concluded Private Placement. Through April 25, 1995, the Company has raised $1,377,500, of which $1,047,500 was raised through March 31, 1995, and is reflected these financial statements net of $129,697 of costs. At the Company's option and discretion, it may increase the amount to be raised in the 1995 Private Placement, close the 1995 Private Placement, or extend the 1995 Private Placement. There can be no assurances that the Company will be able to successfully complete the Second Private Placement or if completed, that the Company would not require additional funds at a later date, which would involve dilution to the Company's existing shareholders.

4.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less at the date of purchase.

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method of accounting. At March 31, 1995 and December 31, 1994, inventory consisted of the following:

                                        1995              1994
                                        ----              ----
Raw Materials                        $12,795            $1,588
Work in Progress                           0                 0
Finished Goods                             0                 0
Inventory                            $12,795            $1,588
                                     =======            ======

Property and Equipment

Property and equipment are stated at historical cost. Depreciation and amortization are recorded using the straight line method over the estimated useful lives of assets which are generally five years. Recently acquired equipment and improvements for the new production facility will not be depreciated until production begins. The Company only capitalizes those costs directly related to the equipment and has not capitalized any management, executive or overhead costs. Such costs are charged to expense as they are incurred.

As of March 31, 1995, the Company has received delivery of the filler. Upon certification, the Company will accept title and assume a $1 million loan from Standard Chartered Bank which is discussed in Note 3. This will increase property and equipment by $2.1 million and reduce deposits by $1.1 million.

Income Taxes

The Company has operated at a loss since inception and has a net loss carryforward of $4,618,983 as of March 31, 1995. Roe had a substantial net operating loss carryforward at the time of dissolution. The Company is researching the availability of such net operating losses to the Company. The availability of all loss carryforwards may be limited as a result of changes in shareholders and certain elections made by the Company. For accounting purposes the Company has provided a full valuation allowance for these loss carryforwards and has not established a deferred tax asset.

5. EARNINGS PER SHARE

Earnings per share of common stock and common stock equivalents have been computed using the weighted average number of shares of common stock outstanding. The dilutive effect, if any, of common stock equivalents assumed to be outstanding during the period have also been considered in computing earnings per share. Since the inclusion of the options and warrants results in a decreased loss on a per share basis, the options and warrants were not included in computing earnings per share.

6.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

The following information supplements the statement of cash flows for the period ended March 31, 1995 and 1994.

                                                          1995          1994
                                                          ----          ----
Interest Paid                                         $ 26,409       $ 1,667
Income Taxes                                                 0             0
Assets acquired through capital lease financing              0             0

7.  LONG-TERM DEBT AND CAPITAL LEASE LIABILITIES

                                                                                  March 31,        December 31,
                                                             Collateral             1995              1994
                                                             ----------             ----              ----
SBA loan -
Guaranteed by Messrs. Craig and Scott Nash who have
personally pleged and placed in escrow 500,000 shares
of Crown common stock.  Monthly payments of $10,440
for 120 months ending January 2005.                            various
Original balance $750,000.                                    equipment         $  741,130         $       0

First Security Bank of Nevada -
Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $8,430 for 84 months
ending December 2002 (see note 10)                             various
Original balance $500,000 plus accrued interest.              equipment         $  500,000         $ 503,982

General Electric Capital Corporation -
Guaranteed by Messrs.  Craig and Scott Nash
Monthly lease payments of $11,100 for 60 months
ending July 1999.  Original balance $514,605                  Processor            452,813           476,163

MCBA, Inc. -
Monthly lease payments of $3,401 for 36 months
ending June 1997.  Original balance $109,000                  Software              77,523            84,639

Memorex-Telex -
Monthly lease payments of $1,396 for 36 months
ending June 1997.  Original balance $35,727                   Computer              27,435            31,429

Sprint/North Leasing
Monthly lease payments of $533 for 36 months                  Telephone             12,447            15,538
ending August 1997.  Original balance $14,814
plus accrued interest
                                                                                -----------        ----------
                                                                                 1,811,348         1,111,751
Less: current portion                                                              423,600           298,320
                                                                                -----------        ----------

Long-term debt and capital lease liabilities net of current portion:           $ 1,387,748        $  813,431
                                                                                ===========        ==========

The amounts due under the lease obligations are net of interest expense.


Capital lease liabilities and long-term debt as of March 31, 1995 are payable as follows:

                        1995                       $  383,820
                        1996                          423,600
                        1997                          392,686
                        1998                          359,640
                        1999                          304,140
                        Thereafter                    837,180
                                                   ----------
                                                    2,701,066
              Less amount representing interest       889,718
                                                   ----------
                                                   $1,811,348
                                                   ----------


Standard Chartered Bank (Switzerland) S. A., has agreed to loan the Company $1,000,000 towards the purchase of the filler machine. The loan will commence when the filler machine has been installed and passes all tests in the Las Vegas plant. The interest rate will be 8.5%. Repayment is as follows: 1) $775,000 is repayable in 18 monthly installments of $43,056, plus interest at a rate of 8.5%. The first installment is due two months after the date of the loan, and the last monthly installment is due and payable 19 months after the date of the loan, 2) a balloon payment of $225,000 is due and payable 20 months after the date of the loan. The Company has granted to Standard Chartered Bank a security interest in the filler machine.

8. MANAGEMENT EMPLOYMENT CONTRACTS

Refer to Form 10-KSB/A1 for discussions of Management Employment Contracts.

In connection with the employment agreements described above, the Company has an obligation to make minimum cash payments of $392,250 for the remainder of 1995, $627,000 for 1996, $705,000 for 1997, $717,500 for 1998, and $721,000 for 1999.

Certain consultants are issued shares of common stock for services rendered. The equivalent fair value of these shares are expensed as they are earned throughout the contract periods. Such value is based upon an opinion the Company receives from its investment advisor and primarily differs from the asking price as a result of restrictions. During the quarter ended March 31, 1995, the Company charged approximately $7,407 to earnings attributable to the vesting of these shares. During the quarter ended March 31, 1994, nothing was charged.

The Company has established a bonus pool, whereby 10% of pre-tax profits will be made available to employees, with Craig and Scott Nash in the aggregate being entitled to 50% of the bonus pool. The remainder of the pool will be allocated at the discretion of the Compensation Committee. Given that the Company has not yet generated pre-tax profits, no bonuses have been paid.

9.  1992 STOCK OPTION PLAN

Refer to Form 10-KSB/A1 for discussions of the 1992 Stock Option Plan.

10.  OTHER STOCK OPTIONS AND WARRANTS

As of March 31, 1995, the Company had granted the following options to purchase 1,131,503 shares of its common stock at the following exercise prices:

                                                                          # shares subject to      date of
                                                                               forfeiture          vesting
      260,000    shares at $1.275 per share through June 1997                    50,000             1-96
      246,503    shares at $1.65 per share through August 1998                      -0-
       50,000    shares at $1.50 per share through June 1999                        -0-
      125,000    shares at $1.70 per share through September 1999                   -0-
      100,000    shares at $1.38 per share through June 29, 1999                 50,000             5-96
      200,000    shares at $1.75 per share through September 24, 1999           200,000           see below
      150,000    shares at $2.125 per share through January 2000                150,000           see below

The options to purchase 200,000 shares of common stock at $1.75 per share have been granted to a marketing consultant. The vesting of these options are based on various levels of performance as per the marketing agreement.

In January 1995, the Company retained an investment consultant for public and investor relations. The consultant receives a monthly fee and based upon performance, can earn options to purchase up to 150,000 shares of common stock at $2.125 per share. These options will expire in January 2000.

In connection with the Private Placement of 1,547,975 shares of the Company's common stock in November 1994, the Company issued warrants to acquire 877,500 shares of the Company's common stock at an exercise price of $3.00 per share. The Company has the right to call such warrants at a call price of $.10 per warrant, if at any time the current market price of the Company's common stock has been at least $4.00 per share for 30 consecutive days, ending within 15 days of the notice of such call. All unexercised and uncalled warrants will expire on November 30, 1996. The Company also issued to its placement agent and brokers warrants to acquire 165,750 shares of the Company's common stock at an exercise price of $2.40 per share. These warrants will expire on November 30, 1999.

In connection with the 1995 Private Placement, through April 25, 1995, the Company has raised $1,377,500 and has issued 688,750 shares of the Company's common stock and warrants to acquire 344,375 shares of the Company's common stock under the same terms as in the Private Placement. These warrants expire in April 1997. The Company also issued to its placement agents and brokers warrants to acquire 65,438 shares of the Company's common stock at an exercise price of $2.40 per share. These warrants will expire on April 2000.

11.  PREFERRED STOCK AND POTENTIAL ANTI-TAKEOVER RIGHTS

Refer to Form 10-KSB/A1 for discussions on Preferred Stock and Potential Anti-Takeover Rights.

12.  DIVIDEND POLICY

Since its inception, the Company has not generated any earnings and has not paid any dividends on its common stock. Payment of future dividends, if any, will be determined by the Company's Board of Directors based upon a number of considerations, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook, contractual restrictions and other factors. In the foreseeable future, the Company intends to retain all of its earnings to finance the development and expansion of its business.

13.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, which requires monthly payments of $25,080, subject to escalation commencing in September of 1995. During the first quarter of 1995, the Company paid $75,240 in lease payments for the building. Minimum payments due on the building are as follows:

                  1995                               $225,720
                  1996                               $300,960
                  1997                               $300,960
                  1998                               $300,960
                  1999                               $200,640

As of March 31, 1995, the Company had entered into agreements to purchase $6.5 million of equipment of which $3.5 million has been paid.

In 1990, the Company entered into a five-year brokerage agreement with International Marketing and Sales ("IMS") to act as exclusive sales broker for an anticipated significant customer. Under such agreement, IMS is entitled to receive commissions of 2% to 5% and up to 37,806 shares of the Company's common stock if certain sales levels are achieved.

The Company is negotiating with various parties to enter into consulting arrangements. The Company will compensate consultants either in cash, shares of common stock, or a combination thereof.

A significant portion of the Company's outstanding common shares have been issued with registration rights, which will require the Company to pay for the costs of any registration processing.

14.  LITIGATION

Currently, the Company has three litigation matters pending:

    Crown v. Swinney et al. was filed by the Company in March 1994, in the District Court for the State of Nevada, concerning the attempt of a shareholder to sell unregistered securities of the Company by public sale. The Company has obtained a temporary restraining order preventing the sale which has been in effect since March 1994. A hearing has been held, and this matter is currently pending decision of the Court. The Company believes that it will prevail in this matter and the liability of the Company, if any, would be limited to attorneys fees for the defendant.

    Zananiri v. Crown et al. was a lawsuit filed by Mr. Zananiri in April, 1994 in California Superior Court alleging fraud and "alter ego" arising from a debt of Roe Pharmaceutical Co., a discontinued subsidiary of the Company, which was personally guaranteed by Craig Nash. The Company filed a Motion for Summary

Judgment, since the underlying debt has been fully satisfied by Mr. Nash. On April 20, 1995, Mr Zananiri dismissed the lawsuit without prejudice. The Company is filing a motion to recover its legal fees in this matter.

    Crown v. Antretter et al. was filed in Federal District Court in the State of Nevada by the Company in November 1994 seeking an injunction and damages concerning the disclosure of non-public material information, misinformation and omission of material fact by Mr. Antretter, a former director and former investment banker of the Company, selectively to his clients and broker dealers. These communications were not authorized by the Company, and were in direct violation of the agreements Mr. Antretter has with the Company. The Company's request for a temporary injunction was denied. However, the Court reserved the right to reconsider a preliminary injunction if Mr. Antretter continued to breach his agreement or made any other disclosures. Mr. Antretter filed a Motion to Dismiss, which on March 10, 1995, the Court dismissed and treated as a Motion to Amend. Crown has filed an amended complaint to futher support its allegations and quantify its damages. Mr. Antretter has subsequently filed another Motion to Dismiss. The Company believes that it will prevail on the merits.

Other Legal Matters

    John D. Kaweske is associated with R.K. Grace and Company, the current investment banker of the Company. He was also the former partner of John Antretter, the former investment banker of the Company. John D. Kaweske has informed the Company that his father, John J. Kaweske, has been sued by the Securities and Exchange Commission. The suit alleges that there has been a civil violation of the securities laws regarding commissions paid by the Company directly to John Antretter, pursuant to an agreement the Company had with John Antretter, for an investment made by funds managed by John J. Kaweske. The Securities and Exchange Commission has requested and received full documentation from the Company regarding the payment of the commissions to Mr. Antretter. The Company's records reflect that Mr. Antretter was paid commissions in full for all investments received from the funds managed by John J. Kaweske. To the best of the Company's knowledge, the Company is not the subject of any investigation by the Securities and Exchange Commission, specifically, or any other person or entity, nor is it a party to this litigation or any other litigation being pursued by the Securities and Exchange Commission.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company has been in the pre-marketing phase and had no sales for the three month periods ended March 31, 1995 and 1994. Sales will not begin until later in 1995 when its manufacturing facility is scheduled for completion. The Company has begun to establish markets for liquid products. For the three months ended March 31, 1995 and the three months ended March 31, 1994, the Company had incurred losses of $621,098 and $185,137, respectively. The accumulated consolidated deficit at March 31, 1995 was $4,576,976. Losses have continued since such date and are higher than the previous period since the Company is nearing completion of its facility, resulting in increased staff and overhead. The losses have resulted primarily from fund raising, employee wages and plant start-up and organizational costs, which have been significant.

         The Company has its corporate and manufacturing facilities strategically located in Las Vegas, Nevada. The Company was able to obtain a favorable lease of corporate and manufacturing space with lessor provided improvements.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1995, the Company had working capital of $983,990.

FUNDING

Following a private placement of equity securities in 1993 which raised net proceeds of $4,560,000, the Company concluded a private placement (the "Private Placement") of its securities in November 1994, which was sold in units of $50,000 consisting of 25,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock for $3 per share. The gross proceeds from the Private Placement were $3,505,000 of which $3,100,000 was received by the Company; the balance was delivered to certain selling shareholders. In the Private Placement, the Company issued 1,547,975 shares of Common Stock and warrants to acquire up to 877,500 shares of the Company's Common Stock at an exercise price of $3 per share. The Company has the right to call such warrants at a call price of $0.10 per warrant, if at any time the current market price of the Company's Common Stock has been at least $4.00 per share for 30 consecutive days, ending within 15 days of the notice of such call. All unexercised and uncalled warrants will expire on November 30, 1996. The Company also issued to the Placement Agent and brokers in the Private Placement warrants to acquire 165,750 shares of the Company's Common Stock at an exercise price of $2.40 per share. These warrants will expire in November 1999.

         The Company is currently seeking to raise up to $2.2 million (44 Units) in additional equity financing through another private placement (the "1995 Private Placement"). The terms and conditions of the 1995 Private Placement are similar to the terms and conditions of the recently concluded Private Placement. Between January 1 and April 25, 1995, $1,377,500 has been raised from the 1995 Private Placement. At the Company's option and discretion, it may increase the amount to be raised in the 1995 Private Placement, close the Second Private Placement, or extend the 1995 Private Placement. There can be no assurances that the Company will be able to successfully complete the 1995 Private Placement or, if completed, that the Company would not require additional funds at a later date, which would involve dilution to the Company's existing shareholders.

         In each of the recent private placements, the securities were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from such registration.

         The Company is dependent on the commissioning and start up of its manufacturing plant in Las Vegas to continue in existence and expand operations. The Company believes, based upon the current anticipated commissioning date, the existing funds, funds to be raised in the 1995 Private Placement, and existing and proposed leases and equipment financing will allow it to complete its manufacturing facility. These funds, together with revenues from all other sources, including future operating revenues, will satisfy the Company's operating cash requirements for 1995. No assurance can be given as to when additional working capital will be required, or that additional working capital can be obtained, or, if obtainable, that the terms will be satisfactory to the Company, or that obtaining such working capital would not result in substantial dilution of stockholder's interests.

PLANT

         The Company has signed a five year lease, for a 62,000 square foot facility in Las Vegas, Nevada. This facility is nearing completion and the Company anticipates it will begin manufacturing its line of dry mix adult nutritional and specialty dietary products during the second quarter of 1995. The major pieces of equipment necessary to manufacture the Company's proprietary line of aseptic liquid products have been received, and manufacturing will begin upon completion of the commissioning of the equipment. The commissioning process is also expected to begin by the second quarter of 1995. The commissioning process could take approximately two months. The purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment. Commissioning of the equipment is required by the U.S. Food and Drug Administration.

PART II - OTHER INFORMATION

              Item 1.  Legal Proceedings
                           See Note 14 in the Notes to Financial Statements

              Item 6.  Exhibits and Reports on Form 8-K
                           (b)  Reports on Form 8-K
                                   A Form 8-K and 8-K/A-1 was filed
                                   on March 8, 1995, reporting certain
                                   private placements.

SIGNATURES

         Pursuant to the requirements of the securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                             CROWN LABORATORIES, INC.

Date: May 12, 1995                        By:
                                                  ----------------------------
                                                  Craig E. Nash
                                                  Chief Executive Officer
                                                  Chairman, Board of Directors