Form 10QSB
period 1995-06-30
CROWN LABORATORIES INC /DE/
filed 1995-08-14
CIK 847385

                                  Form 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1995


                                       or


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1933

Commission File No.   33-27602



                            CROWN LABORATORIES, INC.



           Delaware                                       75-2300995
  (State of Incorporation)                        (I.R.S. Employer I.D. No.)

                              6780 Caballo Street
                            Las Vegas, Nevada 89119
                    (Address of Principal Executive Office)


                                 (702) 696-9300
              (Registrant s Telephone Number, Including Area Code)



Indicate by a check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X       No
                                               -----       -----

The number of outstanding shares of the registrant s only class of common stock as of June 30, 1995

Common Stock, $.001 par value - 12,702,191

                            CROWN LABORATORIES, INC.
                          Consolidated Balance Sheets


                     ASSETS                                                -- UNAUDITED --        -- AUDITED --
                                                                            JUNE 30, 1995       DECEMBER 31, 1994
                                                                            -------------       -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                  $  591,531           $ 1,826,935
   Inventory
         Raw & packaging materials                                                80,978                 1,588
   Prepaid expenses and officer advances                                          38,549                68,311
                                                                              ----------           -----------
          Total current assets                                                   711,058             1,896,834

PROPERTY, PLANT AND EQUIPMENT
   Leasehold improvements                                                      1,360,869               886,424
   Equipment                                                                   5,846,408             2,418,946
                                                                              ----------           -----------
         Gross property, plant and equipment                                   7,207,277             3,305,370
Accumulated depreciation                                                         (40,076)              (36,284)
                                                                              ----------           -----------
         Net property and equipment                                            7,167,201             3,269,086

DEPOSITS AND DEFERRED ASSETS                                                      94,300               899,124
                                                                              ----------           -----------
     TOTAL ASSETS                                                             $7,972,559           $ 6,065,044
                                                                              ==========           ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilities         $  256,010           $   298,320
   Accounts payable and accrued expenses                                       1,122,443               243,830
                                                                              ----------           -----------
         Total current liabilities                                             1,378,453               542,150

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                                     1,496,920               813,431

SHAREHOLDERS' EQUITY
   PREFERRED STOCK -- $0.001 par value;
        5,000,000 shares authorized; none
        outstanding
   COMMON STOCK -- $0.001 par value;
        50,000,000 shares authorized;
        12,702,191 and 11,840,941 shares outstanding
        in 1995 and 1994, respectively                                            12,702                11,841
   Additional paid-in-capital                                                 10,465,919             8,653,500
   Accumulated deficit                                                        (5,381,435)           (3,955,878)
                                                                              ----------           -----------
              Total shareholders' equity                                       5,097,186             4,709,463

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $7,972,559           $ 6,065,044
                                                                              ==========           ===========

     The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements.

                            CROWN LABORATORIES, INC.
                     Consolidated Statements of Operations


                                -- UNAUDITED --


                                                 For the 3 Month Periods Ended            For the 6 Month Periods Ended
                                                 June 30, 1995    June 30, 1994         June 30, 1995        June 30, 1994
                                                 -------------    -------------         -------------        -------------
NET SALES                                          $   -             $  -                  $   -                 $  -

     Cost of Sales                                     -                -                      -                    -

     General and Administrative Expenses             730,434           307,181               1,385,404             501,345
                                                   ---------         ---------             -----------           ---------
OPERATING PROFIT/(LOSS)                            $(730,434)        $(307,181)            $(1,385,404)          $(501,345)
     Other Income/(Expense)
          Interest expense                           (42,486)              (32)                (68,896)             (1,699)
          Interest income                             10,468            14,198                  28,743              25,892

LOSS BEFORE INCOME TAXES                            (762,452)         (293,015)             (1,425,557)           (477,152)

     Income Tax Provision                              -                -                      -                    (1,000)
                                                   ---------         ---------             -----------           ---------
NET PROFIT/(LOSS)                                  $(762,452)        $(293,015)            $(1,425,557)          $(478,152)
                                                   =========         =========             ===========           =========

NET LOSS PER SHARE                                 $   (0.06)        $   (0.03)            $     (0.12)          $   (0.05)
                                                   =========         =========             ===========           =========



WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                       12,528,058        10,200,412              12,215,572          10,200,412
                                                  ==========        ==========              ==========          ==========




      The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these Financial Statements

                            CROWN LABORATORIES, INC.
                      Consolidated Statements of Cash Flow


                                -- UNAUDITED --


                                                                    FOR THE SIX MONTHS ENDED
                                                                  JUNE 30, 1995   JUNE 30, 1994
                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET PROFIT/(LOSS)                                                  $(1,425,557)   $  (478,152)

Add/(Deduct) items not impacting cash:
        Depreciation and amortization                                    3,792          3,870
        Employee stock grants                                           40,154            -
        Issuance of shares to consultants                                7,407            -

FUNDS USED IN OPERATIONS:
        (Increase)/Decrease in inventories                             (79,390)           -
        (Increase)/Decrease in prepaid expenses                         29,762        (76,872)
           and employee advances
        Increase/(Decrease) in accounts payable                        878,613       (134,446)
           and accrued expenses                                    -----------    -----------

TOTAL CASH (USED IN)/GENERATED FROM OPERATIONS                        (545,219)      (685,600)


CASH FLOWS FROM INVESTING ACTIVITIES
        (Increase)/Decrease in property and equipment               (3,427,462)       (10,000)
        (Increase)/Decrease in leasehold improvements                 (474,445)           -
        (Increase)/Decrease in deposits and deferred assets            804,824     (1,080,807)
        (Increase)/Decrease in deferred costs
                                                                   -----------    -----------
TOTAL CASH (USED IN)/GENERATED FROM                                 (3,097,083)    (1,090,807)
   INVESTMENT ACTIVITIES


CASH FLOWS FROM FINANCING ACTIVITIES
        New loans payable                                              750,000            -
        Repayment of loans payable                                    (108,821)      (110,000)
        Proceeds from issuance of stock, sale of stock               2,018,750         37,272
           and exercise of stock options
        Fundraising costs                                             (253,031)       (46,029)
        Repurchase of common shares                                        -          (29,600)
        Prior period adjustments                                           -           56,520
                                                                   -----------    -----------

TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                2,406,898        (91,837)

     Net increase/(decrease) in cash and cash equivalents           (1,235,404)    (1,868,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,826,935      2,827,412
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   591,531    $   959,168
                                                                   ===========    ===========



      The accompanying Notes to the Consolidated Financial Statements are
                 an integral part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


1.  BACKGROUND AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB/A1 (as amended).


2.  MANUFACTURING FACILITY

The Company received its approval from the State of Nevada Health Department to produce dry mix and milk products and began manufacturing its line of dry mix adult nutritional and specialty dietary products during July. The Company is presently in the process of commissioning the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U. S. Food and Drug Administration. The commissioning process is targeted to be completed by the end of the third quarter. The purchased equipment is being modified to comply with the F.D.A. regulatory specifications for aseptic packaging and processing equipment.

The Company has also secured an option to lease a 17,300 square foot building in Puerto Rico in which it intends to manufacture its dry mix products and produce pre-mix for its liquid aseptic products.


3.  FINANCING

The Company is currently seeking to raise up to $3.2 million (64 Units) in additional equity financing through a private placement. Each unit consists of $50,000 for 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. In addition, the Company will issue to the Placement Agents and brokers 1,250 warrants to acquire shares of the Company s common stock at a price of $2.40 per share for each Unit sold. These warrants will expire in November 1999. Before offering expenses, the Company has raised $2,373,750 to date, of which $2,011,250 was raised through June 30, 1995, and is reflected in these financial statements. At the Company s option and discretion, it may increase the amount to be raised in the private placement, close the private placement, extend the private placement or seek alternative sources of financing. There can be no assurances the Company will be able to successfully complete the private placement or alternative financing or, if completed, that the Company would not require additional funds at a later date, which would involve dilution to the Company s existing shareholders.

4.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Refer to Form 10-KSB/A1 for discussions on Significant Accounting Policies.


5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, which requires monthly payments of $25,080, subject to escalation commencing in September of 1995. Minimum payments due on the building are as follows:

                 1995                                               $300,960
                 1996                                               $300,960
                 1997                                               $300,960
                 1998                                               $300,960
                 1999                                               $200,640

As of June 30, 1995, the Company estimates that its additional costs to complete the facility and pay for and install automated packaging equipment to be approximately $0.7 million.

The Company is presently in negotiation with two vendors regarding their billing for machinery and services. The Company s position in the first instance is that they have either not received the machinery that has been invoiced, or they have received, but will return selected machinery to the vendor shortly. In the second instance, the Company contends that the vendor did not provide the services for which the Company contracted, and has terminated its relationship and entered into arbitration. The contractor has filed claim against the Company for $123,000 (which is in addition to $167,000 previously paid). The Company has posted a bond with the court to cover the potential liability and is counter-claiming against the contractor for work delays and sub-standard work. The Company is confident it will prevail in both instances and, as such, has not booked certain vendor invoices.


6. LITIGATION

Currently, the Company has these material litigation matters pending:

In CROWN V. SWINNEY ET AL., the Company has sought to enforce the legends on its stock under the Securities Act of 1933. The Court failed to uphold the temporary restraining order previously issued, and the Company has appealed this decision on the basis that this action ignores applicable federal law. The Company feels its liability will be limited to attorney s fees.

ZANANIRI V. CROWN ET AL. was a lawsuit filed by Mr. Zananiri in April, 1994 in California Superior Court alleging fraud and "alter ego" arising from a debt of Roe Pharmaceutical Co., a discontinued subsidiary of the Company, which was personally guaranteed by Craig Nash. The Company filed a Motion for Summary Judgment, since the underlying debt has been fully satisfied by Mr. Nash. On April 20, 1995, Mr. Zananiri dismissed the lawsuit without prejudice. The Company is filing a motion to recover its legal fees in this matter.

CROWN V. ANTRETTER ET AL., was filed in Federal District Court in the State of Nevada by the Company in November, 1994 seeking an injunction and damages concerning the disclosure, selectively to his clients and broker dealers, of non-public material information, misinformation and omission of material fact by Mr. Antretter, a former director and former investment banker of the Company. These communications were not authorized by the Company, and were in direct violation of the agreements Mr. Antretter has with the Company. The Company s request for a temporary injunction was denied. However, the Court reserved the right to reconsider a preliminary injunction if Mr. Antretter continued to breach his agreement or made any other disclosures. Mr. Antretter filed a Motion to Dismiss, which on March 10, 1995, the court dismissed and treated as a Motion to Amend. Crown has filed an amended complaint to further support its allegations and quantify its damages. Mr. Antretter has subsequently filed another Motion to Dismiss. The Company believes that it will prevail on the merits.


7.  SUBSEQUENT EVENTS

The Company has secured the rights and blueprints to its aseptic filling machine (and spare parts inventory) from the manufacturer in Germany.

The Company has also secured an option to purchase its current manufacturing facility in Las Vegas, Nevada for $2,700,000 and intends to pursue this option. The Company has also secured an option to lease a 17,300 square foot building in Puerto Rico which it intends to utilize to manufacture its dry mix products and produce pre-mix for its liquid aseptic products.

The Company has raised $1,000,000 in a private placement of Series C Preferred Stock. The Series C Preferred Stock pays no dividends, but imputes a 6% effective interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The preferred shareholder has the right to convert to common stock at any time after 40 days from the date of issuance. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest) and the market price of the common shares at the time of exercise.

               MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company has been in the pre-marketing phase of operation and had no sales for the six month periods ended June 30, 1995 and 1994. Limited sales of dry-mix products began in August, 1995 but sales of liquid nutritionals will not begin until later in 1995 when the Company s manufacturing facility is scheduled for completion. The Company has begun to establish markets for its products. For the three and six month periods ended June 30, 1995, the Company incurred losses of $762,452 and $1,425,557, respectively. The accumulated consolidated deficit at June 30, 1995 was $5,381,435. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

Working capital at June 30, 1995 was ($667,395) with approximately $0.9 million in accounts payable attributable to capital expenditures and leasehold improvements. Since June 30, 1995, the Company has raised an additional $1,251,250 in net proceeds from the sale of its equity securities (this does not include $225,000 waiting to clear our Trust Account). The Company is presently seeking long-term financing to support its liabilities. There is no assurance the Company will be able to secure the necessary financing on terms and conditions which are acceptable to the Company.

The Company received its approval from the State of Nevada Health Department to produce dry mix and milk products and began manufacturing its line of dry mix adult nutritional and specialty dietary products during July. The Company is presently in the process of commissioning the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U. S. Food and Drug Administration. The
commissioning process is targeted for completion in the third quarter.   The
purchased equipment is being modified to comply with the F.D.A. regulatory specifications for aseptic packaging and processing equipment.

During the first six months of 1995, the Company has entered into agreements with certain employees which provide for the grant of common stock and stock options which vest over a five year period. Compensation expense relating to these common stock grants approximates $25,000 for the six months ended June 30, 1995. Stock options were granted at 85% of market price at the time of the grant.

FUNDING

The Company is currently seeking to raise up to $3.2 million (64 Units) in additional equity financing through a private placement. Each unit consists of $50,000 for 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. In addition, the Company will issue to the Placement Agents and brokers 1,250 warrants to acquire shares of the Company s common stock at a price of $2.40 per share for each Unit sold. These warrants will expire in November 1999. Before expenses, the Company has raised $2,373,750 to date, of which $2,011,250 was raised through June 30, 1995, and is reflected in these financial statements. At the Company s option and discretion, it may increase the amount to be raised in the private placement, close the private placement, extend the private placement or seek alternative financing. There can be no assurances the Company will be able to successfully complete the private placement or alternative financing or, if completed, that the Company would not require additional funds at a later date, which would involve dilution to the Company s existing shareholders. Before expenses, the Company also raised $1,000,000 after June 30, 1995, from the sale of shares of its Series C Preferred Stock.

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings
                             See Note 6 in the Notes to Financial Statements

         Item 6.  Exhibits and Reports on Form 8-K
                               (a)   Exhibits
                                        2.0   Corrected Restated Articles of
                                              Incorporation and Designation of
                                              Series C Preferred Stock
                               (b)   Reports on Form 8-K
                                        None



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                           CROWN LABORATORIES, INC.


Date:  August 11, 1995                By:  Craig E. Nash
                                           ----------------------------------
                                           Craig E. Nash
                                           Chief Executive Officer
                                           Chairman, Board of Directors


                                      By:  Scott E. Hilley
                                           ----------------------------------
                                           Scott E. Hilley
                                           Vice President, Finance