Form 10QSB
period 1995-09-30
CROWN LABORATORIES INC /DE/
filed 1995-11-14
CIK 847385

                                 Form 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended September 30, 1995


                                      or



            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1933


Commission File No. 1-12848



                           CROWN LABORATORIES, INC.

                   Delaware                     75-2300995
           (State of Incorporation)     (I.R.S. Employer I.D. No.)

                             6780 Caballo Street
                           Las Vegas, Nevada 89119
                   (Address of Principal Executive Office)


                                (702) 696-9300
             (Registrant's Telephone Number, Including Area Code)



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

The number of outstanding shares of the registrant's only class of common stock as of September 30, 1995

Common Stock, $.001 par value -- 13,802,513

                           CROWN LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                 (UNAUDITED)



1.      BACKGROUND AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB/A2 (as amended).


2.      MANUFACTURING FACILITY

The Company received its approval from the State of Nevada Health Department to produce dry mix and milk products and began production of its line of dry mix adult nutritional specialty dietary products during the quarter. Limited inter-company transfers of dry-mix products to an affiliate began in August, 1995 (in respect of which transfer, no revenues were recognized) but sales of liquid nutritional products, the Company's intended primary product line, cannot begin until certification of the aseptic manufacturing and filling equipment is completed.

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration. The commissioning process begins with the manufacture, (in this case, the Company), working with an independent laboratory, (the Process Authority), to review its manufacturing equipment, manufacturing procedures, manuals and monitor the bacteriological kill tests. After the samples of inoculated product (the final test required for certification) are prepared, they are incubated for a 21 day period and if the test results are favorable, the Process Authority summarizes and presents their findings to the F.D.A. on the Company's behalf. The F.D.A. then has 30 working days to respond to the Company with additional questions or requests for information. In the absence of such a request, the Company is authorized to produce and market its products. There can be no assurances that the test samples will pass the test criteria, or if they do pass, that the F.D.A. will approve the Company's process and equipment.

Although the equipment manufacturers have warranted that the purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler is the first of its kind manufactured for a U.S. company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed claim against the manufacturer of the aseptic filler in the German Bankruptcy Court for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against the manufacturer and its alter egos and subsidiaries alleging fraud, misrepresentation, and alter ego among other allegations. To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court.

While the Company believes that the machinery will ultimately be certified, there can be no assurances that the machinery will receive certification from the F.D.A. or that the certification will be granted within a specific time frame. Furthermore, there can be no assurances that, if the machinery is certified, if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

3.      FINANCING

Since January 1, 1995, the Company has raised approximately $2.4 million (before offering expenses of $330,000) in additional equity financing primarily through a private placement and this amount is reflected in accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of common stock and warrnts to purchase 12,500 shares of common stock for $3 per share. The warrants expire two years from the date of issuance. (Fractional units have been sold). In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's common stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

The Company has also raised $3 million (before offering expenses of $150,000) through the issuance of Series C Preferred Stock during the third quarter and $500,000 thereafter. The Seriec C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of September 30, 1995, approximately 29% of the Series C Preferred Stock issued had been converted into 715,447 shares. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. See "Management's Discussion and Analysis and Results of Operation and Financial Condition".

4.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Refer to Form 10-KSB/A2 for discussions on significant Accounting Policies.

5.      COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, which requires monthly payments of $25,802, subject to annual CPI escalations in September of each year. Minimum payments due on the building are as follows:


                          1995                  $303,848
                          1996                  $309,624
                          1997                  $309,624
                          1998                  $309,624
                          1999                  $206,416


As of September 30, 1995, the Company estimates that its additional costs to complete the facility and pay for and install packaging equipment will be approximately $0.5 million.

6.      LITIGATION

The Company will be subject to normal business litigation and claims concerning products and services rendered to the Company. Associated with the Company's construction of its manufacturing facility, the Company has disputes with three contractors over the services performed. The Company's claims are for defective workmanship, excessive charges for services rendered, and returns which have not been accepted by the vendor. These vendors have filed suit against the Company and the Company has filed its counterclaims, recognizing the amount of two of the claims, capitalizing the expenses and recording the liabilities. Although the Company believes that its claims and counterclaims have merit, there can be no assurances that the Company will prevail on the merits of any or all of its claims.

In addition to normal business litigation, the Company has the following material litigation:

In CROWN V. SWINNEY et al., the Company has sought to enforce the legends on its stock under the Securities Act of 1933. The Court failed to uphold the temporary restraining order previously issued, and the Company has appealed this decision on the basis that this action ignores applicable federal law. The Company feels that its liability will be limited to attorney's fees which amount will not be material.

CROWN v. ANTRETTER was filed in Federal District Court in the State of Nevada by the Company in November, 1994 seeking injunctive relief concerning disclosures made by Antretter selectively to his clients. Such disclosure was in violation of certain agreements Antretter has with the Company and the Company alleged this disclosure to be in violation of the Securities Exchange Act of 1934. The Court dismissed, for lack of standing, the causes of action concerning the Securities Exchange Act of 1934. The Court further dismissed, without prejudice, the injunctive causes of action so that they could be brought in State Court.

7.      SUBSEQUENT EVENTS

The Company has identified a line of water solution products which it anticipates will complement its initial line of liquid nutritionals, selling to the same customer base and delivered through the same distribution channels. It has produced samples of its water solution products; sterile water, normal saline and potassium chloride solution and has forwarded them to an independent laboratory for testing. This is the first stage in the certification process for sterile water products. While the Company believes that it can compete effectively in the market for these products, there can be no assurances that, if the machinery is certified, if and when the Company will commence initial production of its water solution products or that the products will meet with acceptance in the market.

In May, the Company filed for patent rights on its primary product, WinLac, and its related processing technology. It presently has patent pending status.

In the fourth quarter, the Company has sold approximately $40,000 of dry mix products in one European Country through an affiliate and has collected a portion of the resulting receivables.

The Company has received an option to purchase its current manufacturing facility in Las Vegas, Nevada for $2,700,000 and intends to pursue this option. The Company has secured a commitment for a first mortgage loan of $1,860,000 on the building from an insurance company. The mortgage, which carries an interest rate of 8.65%, provides for an 18 year amortization ($16,984 per month) with a balloon payment due at the end of ten years at the insurance company's request. The seller of the property has agreed to accept 153,043 shares of the Company's common stock in lieu of $440,000 of the purchase price and has agreed to extend a 3 year $300,000 second mortgage to the Company bearing a 12% annual effective interest rate. The balance of the purchase price, ($100,000) plus any closing costs will be paid by the Company.

The Company has raised an additional $500,000 through the issuance of Series C Preferred Stock.

The Company has sublet 20,000 square feet of its plant for a year at rate of $.42 per square foot. The lessee has the option to extend the lease for a two month period.

                           CROWN LABORATORIES, INC.
                     Consolidated Statement of Operations



                                                          FOR THE 3 MONTH PERIODS ENDED           FOR THE 9 MONTH PERIODS ENDED
                                                         --------------------------------        --------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                             1995               1994                 1995               1994
                                                         -------------      -------------        -------------      -------------
NET SALES                                                 $         -        $          -          $         -       $         -
  Cost of Sales                                                     -                   -                    -                 -
  General and Administrative Expenses                       1,064,050             353,753            2,531,445           855,098
                                                          -----------        ------------          -----------       -----------
OPERATING PROFIT/(LOSS)                                    (1,064,050)           (353,753)          (2,531,445)         (855,098)
  Other Income/(Expense)
    Interest expense                                          (84,152)            (18,974)            (153,048)          (20,673)
    Interest income                                             7,914               4,291               36,657            30,183
                                                          -----------        ------------          -----------       -----------
LOSS BEFORE INCOME TAXES                                   (1,140,288)           (368,436)          (2,647,836)         (845,568)
  Income Tax Provision                                              -                   -                    -                 -
                                                          -----------        ------------          -----------       -----------
NET PROFIT/(LOSS)                                         $(1,140,288)       $   (368,436)         $(2,647,836)      $  (845,588)
                                                          ===========        ============          ===========       ===========

NET LOSS PER SHARE                                          $(0.09)             $(0.04)               $(0.20)          $(0.08)
                                                            ======              ======                ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                     12,663,873         10,210,966            13,289,678        10,210,966
                                                          ===========        ===========           ===========       ===========




     The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements.

                           CROWN LABORATORIES, INC.
                         CONSOLIDATED BALANCE SHEETS


              ASSETS                               UNAUDITED        AUDITED
                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1995            1994
                                                 -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents                       $ 1,768,486      $1,826,935
  Employee and officer advances                        15,466           5,445
  Inventory
    Raw & Packaging Materials          171,960                          1,588
    Finished Goods                      50,000
                                       -------
                                                      221,960
  Prepaid expenses                                     19,821          62,866
                                                  -----------      ----------
    Total current assets                            2,015,733       1,896,834

PROPERTY AND EQUIPMENT
  Leasehold improvements                            1,193,185         886,424
  Equipment                                         6,670,842       2,418,946
                                                  -----------      ----------
                                                    7,864,027       3,305,370
Accumulated Depreciation & Amortization               (95,879)        (36,284)
                                                  -----------      ----------
    Net Property and Equipment                      7,768,148       3,269,086

DEPOSITS & DEFERRED ASSETS                            301,824         899,124
                                                  -----------      ----------
    Total assets                                  $10,085,705      $6,065,044
                                                  ===========      ==========

                     LIABILITIES ANS SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and
    capital lease liabilities                     $   245,886     $   298,320
  Accounts payable and accrued expenses             1,109,050         243,830
                                                  -----------     -----------
    Total current liabilities                       1,354,936         542,150

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES          1,452,194         813,431

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  PREFERRED STOCK - $0.001 par value;               2,120,000
    5,000,000 shares authorized;
      212 shares outstanding

  COMMON STOCK - $0.001 par value;
    50,000,000 shares authorized;
    13,802,513 and 11,840,941 shares
    outstanding in 1995 and 1994,
    respectively                                       13,802          11,841

  Additional paid-in-capital                       11,748,487       8,653,500
  Accumulated deficit                              (6,603,714)     (3,955,878)
                                                  -----------     -----------
    Total shareholders' equity                      7,278,575       4,709,463
    Total liabilities and shareholders' equity    $10,085,705     $ 6,065,044
                                                  ===========     ===========



      The Accompanying Notes to the Consolidted Financial Statements are an Integral Part of these Financial Statements.

                           CROWN LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  UNAUDITED


                                                 FOR THE NINE MONTHS ENDED
                                                ----------------------------
                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                    1995           1994
                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit/(Loss)                               $(2,647,836)     $ (845,588)

Add/(deduct) items not impacting cash:
  Depreciation and amortization                      59,595           5,805
  Employee stock grants                             140,992
  Issuance of shares to consultants                   7,407

Funds used in Operations:
  (Increase)/Decrease in inventories               (220,372)
  (Increase)/Decrease in prepaid expenses            33,024        (133,261)
    and employee advances
  Increase/(Decrease) in accounts payable           865,220         (60,553)
    and accrued expenses
  Increase/(Decrease) in deferred assets                             25,800

Total Cash Generated from/(used for)
  operations                                    $(1,761,970)    $(1,007,797)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                           (4,251,896)     (1,915,875)
  (Increase)/Decrease in leasehold
    improvements                                   (306,761)        (65,149)
  (Increase)/Decrease in deposits and
    deferred assets                                 597,300
  (Increase)/Decrease in fund raising
    activities                                                      (79,289)

Total cash (used in)/generated from
 investing activities                            (3,961,357)     (2,060,313)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                               750,000         659,332
  Repayment of loans payable                       (163,671)       (147,448)
  Proceeds from issuance of common and
    preferred stock and the exercise of
    options                                       5,399,750          46,348
  Fundraising costs                                (331,201)
  Repurchase of common shares                                       (29,600)
  Prior period adjustments                                           56,520

Total cash provided by/(used in) financing
  activiies                                       5,654,878         585,152

  Net increase/(decrease) in cash and cash
    equivalents                                     (68,449)     (2,482,958)

Cash and cash equivalents, beginning of period    1,826,935       2,827,412
                                                -----------     -----------
Cash and cash equivalents, end of period        $ 1,758,486     $   344,454
                                                ===========     ===========



     The Accompanying Notes to the Consolidated Financial Statements are
                an Integral Part of these Financial Statements

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company has been in the pre-marketing phase of operation and had no sales for the nine month periods ended September 30, 1995 and 1994. For the three and nine month periods ended September 30, 1995, the Company incurred losses of $1,140,288 and $2,647,836, respectively. The accumulated consolidated deficit at September 30, 1995 was $6,603,714. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration. The commissioning process begins with the manufacture, (in this case, the Company), working with an independent laboratory, (the Process Authority), to review its manufacturing equipment, manufacturing procedures, manuals and monitor the bacteriological kill tests. After the samples of inoculated product (the final test required for certification) are prepared, they are incubated for a 21 day period and if the test results are favorable, the Process Authority summarizes and presents their findings to the F.D.A. on the Company's behalf. The F.D.A. then has 30 working days to respond to the Company with additional questions or requests for information. In the absence of such a request, the Company is authorized to produce and market its products. There can be no assurances that the test samples will pass the test criteria, or if they do pass, that the F.D.A. will approve the Company's process and equipment.

Although the equipment manufacturers have warranted that the purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler is the first of its kind manufactured for a U.S. company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed claim against the manufacturer of the aseptic filler in the German Bankruptcy Court for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against the manufacturer and its alter egos and subsidiaries alleging fraud, misrepresentation, and alter ego among other allegations. To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court.

While the Company believes that the machinery will ultimately be certified, there can be no assurances that the machinery will receive certification from the F.D.A. or that the certification will be granted within a specific time frame. Furthermore, there can be no assurances that, if the machinery is certified, if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

Through the first nine months of 1995, the Company has entered into agreements with certain employees which provide for the grant of common stock and stock options which vest over a five year period. Compensation expense relating to these common stock grants approximates $140,000 for the nine months ended September 30, 1995. Stock options were granted at 85% of market price at the time of the grant and did not result in any compensation expense.

FINANCIAL CONDITION

Working capital at September 30, 1995 was $.5 million with $.8 million in accounts payable attributable to capital expenditures and leasehold improvements. Since September 30, 1995, the Company has raised an additional $500,000. Cash and equivalents balances were $1.8 million as of September 30, 1995. The Company believes that it has adequate funds to support its operations until early 1996 or, the commencement of production of the Company's liquid nutritional products, whichever comes first. After that time, the Company will require additional funding to support its working capital needs as it begins to enter the market or to provide for normal operating expenses if certification has not been achieved. The Company is presently exploring its possible alternatives for raising additional funds. There can be no assurances that the Company will not require additional funds earlier than set forth above or that the Company will be able to secure the necessary financing, (or if a source of funding is identified, that the funding will be on terms and conditions which are acceptable to the Company).

FUNDING

Through September 30, 1995, the Company has raised approximately $2.4 million (before offering expenses of $330,000) in additional equity financing primarily through a private placement and this amount is reflected in accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. The warrants expire two years from the date of issuance. (Fractional units have been sold.) In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's common stock at a price of $2.40 per share for each unit sold. These options expire five yers from the date of issuance.

The Company has also raised $3 million (before offering expenses of $150,000) through the issuance of Series C Preferred Stock during the third quarter and $500,000 thereafter. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of September 30, 1995, approximately 29% of the Series C Preferred Stock issued had been converted into 715,447 shares. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

           See Note 6 in the Notes to Financial Statements


Item 4.    Submission of Matters to a Vote of Security-Holders

           The annual meeting of shareholders of the Company was held on July 27, 1995, at the Rio Hotel and Casino in Las Vegas, Nevada. At the meeting, an election of members of the Board of Directors of the Company was held and the following individuals (comprising the entire membership of the Board) were elected to one year terms:

           MEMBER OF THE BOARD        VOTES FOR    VOTES AGAINST    ABSTENTIONS
           -------------------        ---------    -------------    -----------
           Craig E. Nash              8,940,454       121,607          3,354
           Scott O. Nash              8,940,454       121,607          3,354
           Arthur M. Berkowitz        8,940,454       121,607          3,354
           Dr. Linda Carrick, Ph.D.   8,940,454       121,607          3,354
           Vincent J. Casella         8,940,454       121,607          3,354
           Christopher Demetree       8,940,454       121,607          3,354
           Lee Allen Hooker           8,940,454       121,607          3,354


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                    1.0  Certificate of Incorporation (as amended)

           (b)  Reports on Form 8-K
                    None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CROWN LABORATORIES, INC.


Date: November 13, 1995                 By: /s/ CRAIG E. NASH
                                            ------------------------------
                                            Craig E. Nash
                                            Chief Executive Officer
                                            Chairman, Board of Directors


                                        By: /s/ SCOTT E. HILLEY
                                            ------------------------------
                                            Scott E. Hilley
                                            Vice President, Finance