Form 10KSB
period 1995-12-31
CROWN LABORATORIES INC /DE/
filed 1996-04-15
CIK 847385

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                      For the period from        to
                                          ------    ------

                           Commission File No. 1-12848

                            CROWN LABORATORIES, INC.
                 (Name of small business issuer in its charter)

          Delaware                                             75-2300995
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

     6780 Caballo Street                                         89119
        Las Vegas, NV                                          (Zip Code)

       Registrant's Telephone Number, including area code: (702) 696-9300

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class: COMMON

Name of each exchange on which registered: AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
        -----

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KGB or any amendment to this form 10-KSB. Yes No X
                                             -----

State issuer's revenue for the most recent fiscal year: $80,100

The aggregate value of the Common Stock held by non-affiliates on December 31, 1995 was $17,416,514. As of December 31, 1995 there were 14,290,513 shares of  Crown Laboratories, Inc. Common Stock, $.001 par value outstanding.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

The Company is engaged in the development of, and intends to manufacture and market, a proprietary line of pharmaceutically-balanced nutritional products designed for the special needs of residents in nursing homes and patients in hospitals. Generally, these individuals are over age 70, and prefer foods that are easy to ingest, are flavorful, easily digestible and nutritionally complete. The Company's products will be provided in aseptically-sealed, ready-to-drink packages. Product formulations are designed to provide a maximum in nutrient and caloric support in easily consumable forms. The Company currently intends to offer four liquid nutritional products, 26 dry-mixed products for use by individuals with dietary restrictions, including low sodium and diabetic diets, as well as two water products (sterile water and normal saline) used for medical irrigation applications.

The Company's liquid nutritional product line will consist of both standard products for nursing homes (nutritional supplements and milkshake-type products in a variety of flavors) as well as specialized products targeted towards patients with kidney dysfunction and tube feeding needs.


RECENT SIGNIFICANT DEVELOPMENTS

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration, (the "F.D.A."). The commissioning process began on April 13, 1995 with the Company, working with the National Food Laboratories, (the Process Authority), to review its manufacturing equipment, manufacturing procedures and operating manuals and monitor the bacteriological kill tests for compliance with applicable federal regulations. The National Food Laboratories is an international food and research and development organization with laboratory facilities in Dublin, California; Washington, D.C.; and Seattle, Washington and is a wholly-owned subsidiary of the National Food Processors Association.

There is a panel of six different bacteriological kill tests that must be passed to file with the F.D.A. They measure the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines is maintained. After the test samples are prepared, they are incubated for a 21 day period and, if the test results are favorable, the Process Authority summarizes the results of the tests and combines it with their systems audit (review of machinery, manuals and operating safeguards) and presents their findings to the F.D.A. on the Company's behalf. The F.D.A. then has 30 working days to respond to the Company with additional questions or requests for information. In the absence of such a request, the Company is authorized to produce and market its products. The Process Authority has confirmed that the Company has passed four of the panel of six sterility tests with the results of the remaining tests due by April 18, 1996. On April 12, 1996, the Process Authority and the Company provided the F.D.A. with a preliminary submission of documentation pertinent to the filing of Company's system including a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system. Provided that the results of the ongoing bacteriological tests are favorable, the Process Authority is targeting its efforts towards completing the filing form and supporting documentation by April 19, 1996.

Except for the historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties, including whether the Process Authority will be able to confirm Crown's findings of sterility or the time needed to complete any of such testing and when the filings are completed with the F.D.A., the reaction of the F.D.A. or when the F.D.A. will react.

THE MARKET

The need and demand for nursing home services are increasing as a direct result of the overall aging of the United States population. The result of this longer life span has been an increase in the number of people with debilitating conditions that make the tasks of day-to-day living difficult to achieve, and an overall change in the demographics of the U.S. population. In relative terms, the fastest growing segment of the population is individuals over the age of 85. This group has tripled since 1960 and is expected to double again over the next 20 years.

The nursing home industry has been a primary beneficiary of this demographic shift to the point where it represented $69.6 billion, or 7.9% of the total personal healthcare dollars spent in the United States in

1993. Presently, there are approximately 20,000 nursing homes in the United States with an average of 100 beds per nursing home. Today, the nursing home industry is a multi-billion dollar business, with one of the highest growth rates in expenditures among all health services. A nursing home stay is a common event for the elderly population in America. Although only 5% of the elderly reside in nursing homes at any point in time, the lifetime risk of entering a nursing home is approximately 30%. One out of every five individuals living past the age of 65 and one of three aged 85 or older will spend some time in a nursing home. The median age of nursing home residents is now 81 years.

As a result of the aging of society and changes in hospital practices, the character of nursing homes has changed dramatically in the past 10 years. Nursing homes are now complex institutions caring for people who, because of severe incapacities, need both sub-acute and chronic care.

The costs of nursing home care are increasing faster than inflation. At present, 65% of the cost of care is paid for by state Medicare programs, with the remaining 35% paid for by private insurance or individuals. Increasingly, insurance providers are attempting to control costs by limiting hospital coverage, which has resulted in a 40% reduction in the length of stay at the hospital. This encourages early transfer from acute care facilities into long term care facilities. The result is that nursing home populations are becoming more disabled with increasing acuity requiring a higher level of care. As care increases, the use of pharmaceutical food supplements also increases. The Company estimates that over fifty percent of the nursing home population receives a liquid supplement at least two times per day.


PRODUCTS

The Company has developed and intends to market the following products:

     LIQUID PRODUCTS. Upon completion of its manufacturing facility, the Company will offer a line of liquid specialty dietary-control products in an aseptic liquid packaged form in a variety of flavors.

         WINLAC(TM) - A Complete Supplement. WinLac is a lactose-free nutritional supplement which fulfills the general supplementation requirements of a long term nursing and acute care facilities. WinLac is high in protein and lactose-free, since most elderly individuals cannot break down the sugars found in milk products (lactose). A four-ounce serving of WinLac provides 200 calories and approximately 20% of the United States Recommended Daily Allowance of vitamins and minerals.

         MULTICAL(TM) - A Milk Shake Substitute. MultiCal is designed to replace the milk shake which is a staple food product in long term and acute care health facilities. Typically, healthcare facility kitchens make milk shakes for patients since they contain most of the nutrients recommended by the government, have an agreeable taste and are easy to ingest. These milk shakes are usually made from staple ingredients in the facility kitchen. MultiCal replaces the scratch preparation shake thus providing the healthcare facility with a ready-to-drink, scientifically-tested formulation without the necessary preparation and clean up. The Company's anticipated production efficiencies and proprietary formulation permit MultiCal to be sold to healthcare facilities at a cost which is often less than that of a scratch preparation milk shake.

         RENALITE(TM) - Kidney-Deficient Product. Renalite is specifically designed as a food supplement for use by patients with decreased kidney function. Decreased kidney function limits the amount of fluids, salt and proteins that can be consumed and eliminated by the body. Renalite is a liquid formulation designed as a food supplement containing both high caloric intake and the necessary vitamins and minerals. Other product benefits include limited volume of fluid devoid of unwanted proteins, sodium, potassium and chloride. Renalite is also designed for consumption by diabetics, which comprise 50% of all renal patients.

         ENTRALITE(TM) - Tube-Feeding Product. The Company's tube-feeding product, Entralite, will be provided in a ready-to-use enclosed tube feeding system designed to give complete nutritional support to patients unable to consume solid food by mouth. Three concentrated 750ml packages are designed to supply 1,600 calories plus all the vitamins and minerals normally required for a patient. The Company believes that doctors specify 1,500 calories for patients approximately 93% of the time. Entralite packages will be specially designed with a bib fitting to facilitate attachment to the feeding tube which delivers product directly to the stomach.

     DRY-MIX PRODUCTS. The Company has developed 26 dry-mix products to be used for protein enhancement, caloric enhancement, low sodium and sugar free diets of the geriatric population. These dry-mix products have been test marketed and clinically tested . The Company's dry-mix nutritional products, packaged in form, fill and seal bags, include a protein and carbohydrate supplement, a complete instant breakfast supplement, a full assortment of low sodium, sugar free items as well as no-bake egg custard, whipped topping and texture enhancement products.

     WATER PRODUCTS. The Company intends to market both sterile water and normal saline solutions for medical irrigation applications to the same customer base as its nutritional line of products. The Company hopes to leverage the strength of its marketing contacts to provide incremental sales volume.

     FUTURE PRODUCT DEVELOPMENT. Management anticipates adding new flavors and textures to its nutritionals product line. In addition, the Company anticipates developing additional formulations utilizing its proprietary emulsion technologies to address specific medical situations. There can be no assurances that the Company will be successful in developing new products or, if they are successful in developing new products, that they will meet with acceptance in the marketplace.


PATIENT BENEFITS

     The Company's products provide specific patient benefits, specifically:

         SCIENTIFICALLY-FORMULATED. The Company's formulations have been tested under controlled conditions for their particular applications. Product quality is closely monitored in the Company's laboratory to assure consistently reliable product performance which generates predictable favorable results when prescribed.

         ASEPTICALLY-PROCESSED. All of the Company's liquid nutritional products will be aseptically processed and packaged, providing extended shelf life without the need for refrigeration.

         CONCENTRATED NUTRITION. The Company's special formulations and more efficient nutrient composition make it possible to serve patients smaller, more compact portions that don't leave them feeling full or bloated. As a result, these supplements compliment a solid food diet rather than interfere with it.

         READY-TO-DRINK. The Company's liquid products will be packaged in ready-to-consume "PEEL AND DRINK(TM)" four-ounce plastic cups which need no refrigeration. They can then be stored next to patient care stations to be used whenever a patient is hungry or thirsty.

HEALTHCARE FACILITY BENEFITS

     The Company's products were designed to be efficient for the healthcare facilities to administer. Specific benefits include:

         CLINICALLY-PROVEN. The Company has conducted several empirical studies working in conjunction with nursing homes. The study results demonstrated that patients using the Company's products receive more nutrition and gained more weight than with competitive products. Increases in serving intake over competitive products ranged from 50% to 95%. The Company attributes this increase to two factors. First, the volume of the serving is more closely aligned to the patient's ability to consume a supplement. Second, the Company's products simply taste better. On average, during the studies, the patients using the Company's products gained 4.3 pounds per month versus a 1 pound per month weight gain for those consuming competitive products. These results are significant since weight gain is considered a key factor in determining the success of patient nutrition programs.

         INCREASED NUTRITIONAL DENSITY. The Company designed its products to provide increased nutritional density since the patients studied in their clinical tests could not consume a sufficient volume of food to both support ongoing metabolism and maintain health. The Company's four- ounce liquid products contain essentially the same nutritional density in proteins, minerals and vitamins as eight ounces of the competitive brands.

         REDUCED WASTE. The Company's liquid products will be packaged in convenient ready-to-drink four-ounce servings. The Company's studies show that, in most cases, patients consistently consume up to four ounces of a liquid food supplement per serving. Competitive products are generally packaged in eight ounce portions with at least half of the product going to waste on average.

         COST EFFECTIVE. In addition to the product waste issues, discussed earlier, the Company's products will normally be consumed directly from the four ounce disposable cup, eliminating the need for washing, rinsing, drying and storing additional serving containers. Additionally, the Company's light-weight plastic containers and reduced serving size will result in lower freight costs which can be passed along to the customer.

         NO REFRIGERATION REQUIRED. Government regulations, requiring that scratch preparation milk- based products be carefully refrigerated, are closely monitored and strictly enforced by the various regulatory agencies. Failure to follow proper temperature requirements can result in the imposition of penalties to the facility. The Company's products will be stored in aseptically- sealed containers that require no refrigeration during transport, storage or prior to serving.


MARKETING STRATEGY

Unlike the Company's major competitors, (Ross Laboratories, Inc. and Mead Johnson Nutritionals, who together control an estimated 93% of the market), the Company will focus its primary efforts on the nursing home segment of the medical nutritionals market. Management believes that by concentrating its efforts on addressing the needs of the nursing home market, developing appropriate product formulations, packaging formats and marketing strategies, it will be successful in penetrating and gaining a significant share of this market which has been under-serviced by competition.

The Company also intends to expand its business through new product introductions utilizing its proprietary production and aseptic filling technologies as well as through expansion into international markets. There can be no assurances that the Company will be successful in either of these areas.

The nursing home market is presently undergoing consolidation with large nursing home chains acquiring one another in an attempt to obtain efficiencies of scale. The Company's management has a significant number of long-standing business relationships with the senior management of these major accounts. The Company believes that this presents significant opportunities for it since obtaining only one or two major accounts or portions of their total business will provide enough sales volume to achieve break-even levels. There can be no assurances that the Company will be successful in obtaining sufficient volumes from these major accounts, or if they are achieved, that the profit margins resulting from these sales will be sufficient to provide break-even operations. The Company's future sales may be dependent on a few major accounts.


COMPETITION

The Pharmaceutical nutritional product industry's annual revenue is estimated by the Company to approximate $4 billion in the United States alone. Three companies currently dominate the market: Ross Laboratories, Inc. (a division of Abbott Laboratories, Inc. (NYSE)), Mead Johnson Nutritionals, (a division of Bristol-Meyers-Squibb, Inc. (NYSE)), and Sandoz Nutrition, (a division of Sandoz Pharmaceuticals, Inc.). Clintec, (a division of Nestle Foods) competes with tube feeding products.

All of these companies are much larger and better financed than the Company, have established products and an established customer base, and can, therefore, devote more resources to research and development, production and marketing activities. Further, these companies may respond vigorously to the Company's entry into the market by targeting products to nursing homes or repositioning their product lines in more concentrated serving sizes. Therefore, the Company may not be a significant factor in these markets for the near or foreseeable future.



MANUFACTURING

Manufacturing of dry mix products entails the purchasing of raw materials such as sugar and milk, measuring the ingredients based on formulations, mixing and finally, packaging. The Company will check its products for quality and moisture content at its own in-plant laboratory facility. The dry mix packaging process involves using rolls of pre-printed foil which are run through a special form, fill and seal machine that makes the envelope, fills it with product and seals it for shipment.

The liquid packaging process is more complex which has required the construction of a liquid processing facility. The Company has acquired and installed the major components required for the production of its products in its plant in Las Vegas, Nevada (see Item 2 - "Description of Property).



PRODUCT PROTECTION

The Company regards the formulations of its products to be proprietary and has filed for a patent covering the formulation and production process for its primary liquid nutritional product, WINLAC(TM). The Company has also trademarked its company name, its liquid nutritional product names as well as "PEEL AND DRINK(TM)" and "THE NUTRITIONAL DIFFERENCE(TM)". There can be no assurances that any patent will be issued. Currently, the Company exerts substantial efforts to protect trade secrets and to keep formulas and related process know-how confidential. Currently, the Company requires each of its employees to sign confidentiality agreements as a condition of employment to protect its formulations and production know-how. However, there can be no assurances that the Company will be successful in these efforts.

REGULATORY COMPLIANCE AND APPROVAL REQUIRED FOR OPERATION

The Company's operations are regulated principally by the F.D.A., although state and local regulations also apply. Failure to comply with regulatory requirements could result in fines and other penalties, including cessation of production. Additionally, there can be no assurance that regulatory requirements will not change or that the Company will be able to comply with changes at an acceptable cost, if they were to occur.

Regulatory approval is required for the manufacturing process, which principally entails certification of the processor and the aseptic filler/packaging machine. The manufacturers have warranted that their equipment meets F.D.A. requirements for aseptic machinery. The manufacturer of the processor has had numerous processors approved in the United States. The filler manufacturer has never received approval in the United States because this type of filler is the first of its kind made by it for a U.S. manufacturer. There can be no assurance that either of these pieces of equipment will be approved by the F.D.A. Failure to meet regulatory approval will preclude the Company's ability to manufacture and ship its products.


SOURCES OF SUPPLY

There are alternative sources of supply for the raw materials required for the manufacture of the Company's products. The Company considers the sources and names of its principal suppliers to be confidential.


EMPLOYEES

Currently, the Company has 19 full-time employees. There are presently no labor contracts in effect with the Company.


ORGANIZATION

Crown Laboratories, Inc., ("the Company"), was incorporated on February 23, 1989, in Delaware, as Industrialistics, Inc. In November 1991, Industrialistics, Inc. changed its name to Crown Laboratories, Inc.



Item 2.  DESCRIPTION OF PROPERTY

The Company presently occupies a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company has obtained an option to purchase its current manufacturing facility for $2,700,000 and intends to exercise its option. The Company has secured a commitment for a first mortgage loan of $1,860,000 on the building from General American Insurance Company. The mortgage, which will carry a fixed effective annual interest rate of 8.65%, will provide for an 18 year amortization ($16,984 per month) with a balloon payment due at the end of ten years at the insurance company's request. The seller of the property has agreed to accept 153,043 shares of the Company's common stock in lieu of $440,000 of the purchase price and has agreed to extend a 3 year, $300,000 second mortgage to the Company bearing a fixed 12% annual effective interest rate. The balance of the purchase price ($100,000), plus any closing costs will be paid by the Company. The company is presently leasing 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with two, one month renewal option. The Company collected $25,200 in lease revenue during 1995 and $25,800 during 1994 which amounts are reflected in the financial statements of the Company.

The Company is contemplating establishing a dry-mix operation in Puerto Rico. Raw materials and labor are less expensive in Puerto Rico than in Las Vegas, Nevada, resulting in a lower cost of manufacturing. The Company also possesses an option to lease a building in the Fjardo region of Puerto Rico. This option, which has been successfully renewed several times, is currently scheduled to expire in July of 1996. The Company would also be eligible for employee tax credits and grants from the Puerto Rican government to cover moving costs and leasehold improvements. In order to qualify for these tax credits, the Company has arranged for the incorporation of a subsidiary in Puerto Rico, which has not yet been capitalized. Through December 31, 1995, the Company has incurred and expensed approximately $110,000 relating to these efforts.


Item 3.  LEGAL PROCEEDINGS

The Company will be subject to normal business litigation and claims concerning products and services rendered to the Company. Associated with the Company's construction of its manufacturing facility, the Company has disputes with three contractors over the services performed. The Company's claims are for defective workmanship, excessive charges for services rendered, and returns which have not been accepted by the vendor. One of these vendors, Lloyds Refrigeration Inc. ("Lloyds") has filed suit against the Company, and the Company has filed its counterclaims (see discussion below). Although the Company believes that its claims and counterclaims have merit, there can be no assurances that the Company will prevail on the merits of any or all of its claims.

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company has sought to enforce the legends on its stock under the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a supercedeas bond in the amount of $89,695 secured by a certificate of deposit to cover its potential liability in this case. As the enforceability of the Company's legends on its securities is at stake the Company posted a bond and appealed the District Court's decision. This appeal has been accepted by the Nevada Supreme Court. Although the Company feels that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment.

         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the respective "alter egos" in September, 1995. The action is for breach of contract, misrepresentation, fraud and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants except those in Germany, which are still in the process of being served under the Hague Convention. To date, no defendant has answered the complaint.

         CROWN V. LLOYDS which was filed by the Company in July, 1995 in response to Lloyds' attempt to foreclose on its mechanics' lien. The dispute and the lien arose as a result of Lloyds' work on the construction of the Company's manufacturing facilities in Las Vegas. The Company has had to correct the construction deficiencies made by Lloyds and seeks to offset its incurred costs against the approximately $123,000 claimed by Lloyds. The Company anticipates that it will prevail on the merits of its case.

Standard Chartered Bank, ("Standard"), had provided financing to the manufacturer of the filler machine and Standard has claimed that it has a $1 million security interest in the filler machine. Based upon the representations made, the Company entered into a letter of intent to finance $1 million of such equipment through Standard. Prior to entering into any loan documentation, the Company discovered that Standard cannot provide written evidence of a perfected security interest. Standard has nevertheless continued to allege that it has a security interest in the machine and has filed a claim with the German Bankruptcy Court. However, Standard has still not produced documentation supporting its position, and the Company's claims currently exceed the $1 million amount which Standard is allegedly owed. The Company cannot predict the ultimate outcome of this claim.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's stock was listed on the American Stock Exchange, Emerging Company Marketplace (AMEX ECM) on March 29, 1994. It trades under the symbol CLL.ec. Prior to that time, the Company's stock was listed on the Electronic Bulletin Board (EBB) of the NASD. The table below lists the low and high bid prices for the stock for each quarter over the last two years.

                                                 CALENDAR 1995                  CALENDAR 1994
                                                 -------------                  -------------
                                                 Low      High                  Low      High
                                                 ---      ----                  ---      ----
1ST QUARTER  (EBB through 3/31/94)               $2.25    $3.13                $5.00     $5.50

2ND QUARTER  (AMEX ECM)                          $2.38    $2.81                $1.50     $4.63

3RD QUARTER  (AMEX ECM)                          $1.88    $2.94                $1.50     $2.19

4TH QUARTER  (AMEX ECM)                          $1.25    $1.94                $1.88     $3.06

The source of the information, (summarized above), comes from the American Stock Exchange for Amex quotes and the National Quotation Bureau, Inc. for EBB quotes. Such EBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

The American Stock Exchange recently announced that it will no longer accept new issuers for the Emerging Company Marketplace, but will continue trading existing shares, including the Company's'. Therefore, over time, the Emerging Company Marketplace will cease to exist. The market for the Company's Common Stock must be considered limited and there can be no assurance that a meaningful trading market will continue. On December 19, 1995, a separate registration statement was declared effective by the Securities and Exchange Commission which provides for the resale by selling shareholders named therein of up to 7,247,303 shares of Common Stock. On February 13, 1996, an additional registration statement which provides for the resale by selling shareholders named therein of up to 2,665,625 shares of Common Stock was declared effective by the Securities and Exchange Commission. Sales of a substantial number of shares of Common Stock under either registration statement could have a material adverse effect on the price of the Common Stock. Furthermore, prices quoted may not represent the true value of the Common Stock. Stocks sold by the Company in private placements have generally been below the then trading price on the American Stock Exchange.

There are approximately 1,600 beneficial Common Stock holders. The Company did not pay any dividends in the last two years and does not intend to pay dividends in the foreseeable future. All available working capital will be used to meet the Company's expected growth.

Item 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has been in the pre-marketing phase of operation and had no sales for the years ended December 31, 1995 and 1994 except for approximately $80,100 of dry-mix products sold in the fourth quarter of 1995. For the years ended December 31, 1995 and 1994, the Company incurred losses of $3,839,092 and $1,569,980, respectively. 1995's higher losses are attributable to increased salaries associated with additional employees and higher operating and start-up expenses as the Company nears production and sale of its liquid nutritional products. The accumulated consolidated deficit at December 31, 1995 was $7,828,203. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration. The commissioning process begins with the Company, working with an independent laboratory, (the Process Authority), to review its manufacturing equipment, manufacturing procedures, manuals and monitor bacteriological kill tests.


There is a panel of six different bacteriological kill tests that must be passed to file with the F.D.A. They measure the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection throughout actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines is maintained.

After the test samples are prepared, they are incubated for a 21 day period and, if the test results are favorable, the Process Authority summarizes the results of the tests and combines it with their systems audit (review of machinery, manuals and operating safeguards) and presents their findings to the F.D.A. on the Company's behalf. The F.D.A. then has 30 working days to respond to the Company with additional questions or requests for information. In the absence of such a request, the Company is authorized to produce and market its products. The Process Authority has confirmed that the Company has passed four of the panel of six sterility tests with the results of the remaining tests due by April 18, 1996. On April 12, 1996, the Process Authority and the Company provided the F.D.A. with a preliminary submission of documentation pertinent to the filing of Company's system including a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system on April 12, 1996. Provided that the results of the ongoing bacteriological tests are favorable, the Process Authority is targeting its efforts towards completing the filing form and supporting documentation by April 19, 1996.

Except for the historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties, including whether the Process Authority will be able to confirm Crown's findings of sterility or the time needed to complete any of such testing and when the filings are completed with the F.D.A., the reaction of the F.D.A. or when the F.D.A. will react.

Although the equipment manufacturers have warranted that the purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler is the first of its kind manufactured for a U.S. company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February, 1995. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer, (see
Item 3, "Legal Proceedings"). To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court. While the Company and the equipment manufacturer believe that the machinery will ultimately be certified, there can be no assurances that the machinery will receive certification from the F.D.A. or that the certification will be granted within a specific timeframe. Furthermore, there can be no assurances that, if the machinery is certified, if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

The Company has identified a line of water solution products which will complement its line of liquid nutritionals, selling to the same customer base and delivered through the same distribution channels. While the Company believes that it can compete effectively in the market for these products, there can be no assurances that the Company will receive approval for these products from the F.D.A. or that the products will meet with acceptance in the market.


PLAN OF OPERATIONS

In June 1995, the Company received approval from the State of Nevada Health Department to produce its dry mix product line for adult nutritional and specialty products. In the fourth quarter of 1995, the Company sold $80,100 of dry mix products in one Eastern European country through a subsidiary and has collected approximately $59,000 to date. The Company will not commence any sales of its liquid nutritional and water products until its manufacturing facility has been approved by the F.D.A., as applicable.

FUNDING

On February 15, 1996, the Company offered the holders of its warrants, (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for 1 year at the same exercise prices. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised.

During 1995, the Company raised approximately $2.4 million in additional common equity financing through a private placement and this amount is reflected in the accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. The warrants expire two years from the date of issuance. (Fractional units have been sold). In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's common stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

During 1995, the Company also raised $3.5 million through the issuance of Series C Preferred Stock and $500,000 thereafter. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual rate of return upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise.

During 1995, the Company's Board of Directors authorized utilizing an alternative price to the 5 day average market price provided for in the conversion of Series C Preferred Stock for two large conversions. As of December 31, 1995, approximately 40% of the Series C Preferred Stock issued had been converted into 1,253,447 shares. To the extent that the Company

FINANCIAL CONDITION

Working capital at December 31, 1995 was a deficit of ($828,920) with approximately $700,000 in accounts payable attributable to capital expenditures and leasehold improvements. Since December 31, 1995, the Company has raised an additional $500,000. Cash and cash equivalents balances were $677,431 as of December 31, 1995. The Company believes that it has adequate funds to support its operations through the second quarter of 1996. After that time, the Company will require additional funding to support its working capital needs as it begins to enter the market or to provide for normal operating expenses if certification has not been achieved. The Company is presently exploring its possible alternatives for raising additional funds. There can be no assurances that the Company will be able to secure the necessary financing, or if a source of funding is identified, that the funding will be on terms and conditions which are acceptable to the Company.

As a result of delays in installing the equipment and problems encountered with bacteriological tests which delayed filing with the F.D.A., the Company has been required to raise further funds to sustain operations until the plant becomes operational and it may require further funds to support working capital needs as it begins to enter the market or to provide for normal operating expenses if commissioning continues to be delayed. The Company is exploring possible alternatives for raising additional debt and equity funds. There can be no assurances that the Company will be able to secure the necessary financing, or if a source of funding is identified, that the funding will be on terms and conditions which are favorable to the Company.

Based upon the factors discussed in the preceding paragraph and given that the Company has suffered and continues to suffer recurring operating losses and at December 31, 1995 had a working capital deficit of ($828,290) and an accumulated deficit of ($7,828,203), the Company's independent public accountants have modified their report on the Company's financial statements to indicate that factors exist which create substantial doubt about the ability of the Company to continue as a going concern and which raise uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.


Item 7.  FINANCIAL STATEMENTS

See the audited financial statements for the years ended December 31, 1995 and 1994.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with the Accountants for the periods ending December 31, 1995 and 1994.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The current directors and executive officers of the Company are as follows:

NAME                                AGE              POSITION
Craig E. Nash                       41               Chairman of the Board of
                                                     Directors and Chief Executive Officer

Scott O. Nash                       41               President and
                                                     Vice Chairman of the Board of Directors

Christopher Demetree                32               National Account Executive and Director

Vincent Casella                     57               Director

Lee Allen Hooker                    50               Director, Chairman of the Compensation
                                                     Committee

Arthur M. Berkowitz                 55               Director, Chairman of the Audit Committee
                                                     Member of the Compensation Committee

Linda Carrick, Ph.D.                42               Director, Member of the Audit Committee

Scott E. Hilley                     44               Vice President, Finance


CRAIG E. NASH has been Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1991 and has held such positions or similar positions in its predecessors since February 1980. He also is the senior marketing executive of the Company. Mr. Nash has fifteen years experience in pharmaceutical and food-products marketing. Mr. Nash attended the University of Southern California.

SCOTT O. NASH has been President and Vice Chairman of the Board of Directors of the Company since September 1991 and has held these or similar positions in its predecessors since February 1980. Mr. Nash has fifteen years experience in pharmaceutical and food-products manufacturing and operations. Mr. Nash attended the University of Southern California. Messrs. Craig and Scott Nash are twin brothers.

CHRISTOPHER DEMETREE has been a director of the Company since December 2, 1992 and prior to that a major investor in the Company. Mr. Demetree is currently the National Accounts Executive for Crown and prior to that was Vice President of Demetree Brothers, Inc., a Florida-based fully-integrated property management and investment company, and was responsible for many aspects of the management of Demetree Brothers, Inc. His duties primarily included planning and developing real estate developments, including permits, sales pro formas and construction budgets. Mr. Demetree holds a B.S. degree in Industrial Management from Georgia Institute of Technology.

VINCENT J. CASELLA became a director of the Company in July 1995. Mr. Casella is an equity specialist, floor broker, and Chairman of the Philadelphia Stock Exchange. He has accumulated over 35 years of experience in numerous senior positions in the securities industry, including associations with Republic Securities Corporation, Steadman Funds, and several NYSE firms. He was Trustee of PHLX Foundation, Director of Stock Clearing Corporation, and Director of Philadelphia Depository Trust Company. He and has held chairman and vice-chairman positions in a variety of steering committees at the Exchange.

LEE ALLEN HOOKER became a director of the Company in February 1994. Mr. Hooker is the owner and Chief Executive Officer of American Benefits Counselors/Hooker Associates, a brokerage firm for employee benefits to the healthcare industry. He has been involved with the medical industry for more than twenty-five years. Mr. Hooker holds a B.S. in Business Administration from Columbia Union College and an M.S. in Business Administration from Pepperdine University.

ARTHUR M. BERKOWITZ became director of the Company in June 1994. Mr. Berkowitz has been an agent for the Equitable Life Insurance Society of the United States for the past 18 years. He is currently a Benefits Consultant to many large corporations. Mr. Berkowitz was an engineer with The General Electric Company for 12 years. Mr. Berkowitz is a life member of the Million Dollar Round Table, a Director of the Philadelphia Friends of ALS, and comptroller of the Germantown Jewish Centre of Philadelphia. Mr. Berkowitz has a B.S. degree in Mathematics from St. Lawrence University and a B.Ae. and M.Ae. in Aeronautical Engineering from Rensselaer Polytechnic Institute.

LINDA CARRICK, PH.D. became a director of the Company in June 1994. Dr. Carrick has been in the nursing field since 1975. She has been Clinical Director, Surgical Nursing for the Hospital of the University of Pennsylvania, where she also served as interim Vice President of Nursing. She is a member of several professional organizations, including the American Association of Critical Care Nursing, The Nursing Association, Association of Nurse Executives, and the American Society of Parenteral and Enteral Nutrition. She also completed a Wharton Nurse Executive Fellowship. Dr. Carrick holds a B.S. degree in nursing from Villanova University, and an M.S. degree in Surgical, Cardiovascular Nursing and a Ph.D. in Healthcare Administration from The University of Pennsylvania.

SCOTT E. HILLEY has been Vice President of Finance of the Company since June 1995. Mr. Hilley has over 20 years of experience in various areas of financial management in major consumer products organizations and major money center commercial banks. Prior to joining the Company, he served as Business Controller for Goody Products, Inc. Earlier, Mr. Hilley spent over 10 years in several key financial management positions within Nestle Foods, most notably, Business Controller of United States Chocolate operations. He holds a B.S. in Banking and Finance and Management, and an M.B.A. in Finance from New York University.

All Directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to any employment agreements.

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than ten percent of the registered class of the Company's equity securities to file various reports with the Securities Exchange Commission and the American Stock Exchange concerning the holdings of and transactions in the common stock and other equity securities of the Company. Copies of these filings must be furnished to the Company. Based on review of the copies of such forms furnished to the Company, and written representations from the Company's directors and executive officers, the Company believes that Mr. Vincent Casella filed his December 1995 Form 4 Statement after the required filing date.

Item 10.  EXECUTIVE COMPENSATION

No executive officer of the Company earned remuneration in excess of $100,000 during 1995. The following table shows all remuneration earned by the Chief Executive Officer during the fiscal years ended December 31, 1993, 1994, and 1995 for services in all capacities rendered to the Company and its subsidiaries.

                                              ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                              -------------------                        AWARDS
                                                                                         ------
                                                                             Restricted           Securities
     Name and                                             Other Annual         Stock              Underlying
Principal Position                      Salary          Compensation (2)       Award               Options
- ------------------                      -------         ----------------       -----               -------
Craig Nash                 1995         $78,771                 0               $0                    0
Chief Exec. Officer        1994         $51,329                 0                0                    0
                           1993         $24,904(1)              0                0                 768,028

(1) Includes 1,665,545 shares granted under Mr. Craig Nash's employment agreement with a nominal fair market value on the date of the employment agreement. All Common Stock issued to Craig Nash were ascribed a nominal value by the Company and its investment adviser given the inherent uncertainty as to the ability of the Company to raise capital and continue in existence as of the dates such shares were issued. Of the amount above, all shares are vested except for 20,000 shares which will vest 10,000 on January 3, 1996 and 10,000 on January 3, 1997. All the shares are eligible to receive dividends.

(2) The Company provided automobile allowances to certain of its employees, including certain persons who are executive officers of the Company, (including Mr. Nash), based upon the job requirements of each employee. No amounts with respect to the personal use of automobiles, if any, have been included in the above table. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained, did not in any event exceed, as to any executive officer, either the lessor of $50,000 or 10% of his cash compensation for the last fiscal year, and that the information set forth in the foregoing table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

In 1993, the Company entered into a five year employment agreement with Craig Nash. He is currently receiving a base salary of $70,000 per annum, although such amount may be increased at the discretion of the Board of Directors. The Company can terminate such employment for cause on 90 days notice. If the individual is terminated by the Company during the term of the employment agreement, he will receive certain termination compensation of up to two years of base salary and the immediate vesting of the stock per his employment agreement.

Each of the executive officers and certain key employees have entered into a Confidentiality Agreement in which the individual agrees not to disclose, reveal or permit access to all or any portion of the "Confidential Information" as specified in the agreement.

The following table gives certain information regarding options held on December 31, 1995.

                           NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED IN-THE
                            UNEXERCISED OPTIONS AT FY-END                MONEY OPTIONS AT FY-END

NAME OF INDIVIDUAL         EXERCISABLE       UNEXERCISABLE             EXERCISABLE   UNEXERCISABLE
Craig Nash, CEO              768,028              -                      $364,813         -

No options were granted to or exercised by Craig Nash during 1995.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of December 31, 1995 with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of any such outstanding classes:

NAME AND ADDRESS                             AMOUNT AND NATURE                  PERCENT
OF BENEFICIAL OWNER                       OF BENEFICIAL OWNERSHIP               OF CLASS
- -------------------                       -----------------------               --------
MR. CRAIG E. NASH                         2,405,014         Direct                16.0%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

MR. SCOTT O. NASH                         2,656,276         Direct                17.6%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

INVESCO NORTH AMERICAN HOLDINGS           1,486,250         Direct                10.4%
7800 E. Union Avenue
Denver, CO 80237

THE GIFFORD FUND, LTD                         See Footnote (1)                    N/A
Charlotte House
Charlotte Street
P.O. Box N9204
Nassau, Bahamas


(1) The Gifford Fund presently holds $2,121,233 of Series C Preferred Stock of Crown Laboratories, Inc. The Series C Preferred Stock provides for conversion into Crown Laboratories, Inc. Common Stock based upon market prices. If converted, the Gifford Fund, Ltd. may become a holder of more than 5% of the common shares outstanding of Crown Laboratories, Inc. depending upon the market price of the shares at time of conversion.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information as of December 31, 1995 with respect to the beneficial ownership of the Company's Common Stock by each executive officer, director, and by all executive officers and directors as a group:

NAME AND ADDRESS                             AMOUNT AND NATURE                  PERCENT
OF BENEFICIAL OWNER                       OF BENEFICIAL OWNERSHIP              OF CLASS(1)
- -------------------                       -----------------------              -----------
MR. CRAIG E. NASH                         2,405,014         Direct                14.7%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

MR. SCOTT O. NASH                         2,656,276         Direct                16.2%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

CHRIS DEMETREE                              694,075         Direct                 4.2%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

VINCENT J. CASELLA                          477,850         Direct                 2.9%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

LEE ALLEN HOOKER                             76,478         Direct                 0.5%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

ARTHUR M. BERKOWITZ                         150,029         Direct                 0.9%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

DR. LINDA CARRICK, PH.D.                     76,500         Direct                 0.5%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

SCOTT E. HILLEY                              22,500         Direct                 0.1%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

All Executive Officers and
Directors as a Group                      6,558,722                               40.1%


(1) Percentages are calculated based on outstanding shares and options and warrants exercisable within 60 days.

DIRECTORS' REMUNERATION

All outside members of the Board of Directors, Vincent Casella, Lee Allen Hooker, Arthur M. Berkowitz, and Dr. Linda Carrick, Ph.D., each received options to purchase 50,000 shares of common stock at exercise prices ranging from $1.275 to $2.50 per share. Of the options received, options to purchase 25,000 shares of common shock vested immediately and options to purchase 25,000 shares of common stock will vest on different schedules ranging between the thirteenth to the twenty-third month of their term. Additionally, Lee Allen Hooker, Arthur M. Berkowitz, Dr. Linda Carrick, and Myles Cane, a former director, received options to purchase 10,000 shares of common stock at an exercise price of $2.44 per share.

Additionally, Arthur Berkowitz received $1,500 per month, (beginning on July 27, 1995), for serving as Chairman of the Audit Committee of the Company's Board of Directors.

Vincent Casella and his associates were granted a total of 230,000 options to purchase the Company's common stock for their roles in assisting the Company in strategic planning issues. Mr. Casella was granted 100,000 options at an exercise price of $1.44 per share which expire five years from the date of grant, (November 13, 1995).


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CRAIG AND SCOTT NASH

Craig and Scott Nash guarantee certain indebtedness of the Company and have pledged a total of 500,000 shares of common stock of the Company to secure such guarantee. If the lender seizes such shares as a result of a default by the Company, the Company has agreed to replace such shares.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8K

  (a)    Exhibits

     3(c)    Certificate of Incorporation, as amended (6)

     3(b)    Bylaws, as amended (4)

     4(a) Form of Warrant Agreement, including Form of Warrant, for private placement investors (4)

     4(c)    Specimen of Common Stock Certificate of Registrant (2)

    10(a)    1992 Stock Option Plan (5)*

    10(b)    Employment Agreement with Craig Nash (3)*

    10(c)    Employment Agreement with Scott Nash (3)*

    10(d)    Employment Agreement with Christopher Demetree (3)*

    10(h)    Lease for Las Vegas, Nevada (2)

    10(j)    Agreement with NME (2)

    10(k)    Agreements with COHr/Purchase Connection (2)

    10(q)    Employment Agreement with Scott Hilley, as amended (1)*

    22       Subsidiaries (Both 100% owned):   Crown Russia OOO
                                               Crown Puerto Rico

    24       Consent of Arthur Andersen LLP

  (b)    Form 8(K): None

*   Management Compensation Contract or Plan

(1)  Filed herewith

(2) Previously filed in connection with the Registrant's Registration Statement on Form SB-2, File No.33-72912.

(3) Previously filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 1992.

(4) Previously filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 1994.

(5) Previously filed as an exhibit to the Form 18-K of the Registrant filed September 24, 1991.

(6) Previously filed as an exhibit to the Form 10QSB for the quarter ended September 30, 1995

                            CROWN LABORATORIES, INC.

                          Consolidated Balance Sheets


                                                     ASSETS



                                                                     December 31, 1995      December 31, 1994
                                                                     -----------------      -----------------
CURRENT ASSETS
  Cash and cash equivalents                                             $   677,431             $ 1,826,935
  Accounts Receivable                                                        60,121                   1,588
  Inventory
    Raw and Packaging Materials                                              97,647                    -
    Finished Goods                                                           11,347                    -
  Prepaid expenses and employee and
    officer advances                                                         44,509                  68,311
                                                                        -----------             -----------
      Total current assets                                                  891,055               1,896,834

PROPERTY AND EQUIPMENT
  Leasehold improvements                                                  1,291,497                 886,424
  Machinery and Equipment                                                 7,595,945               2,418,946
                                                                        -----------             -----------
                                                                          8,889,442               3,305,370
Accumulated Depreciation and Amortization                                  (208,679)                (36,284)
                                                                        -----------             -----------
    Net Property and Equipment                                            8,678,763               3,269,086
MACHINERY RIGHTS AND BLUEPRINTS                                             184,478                    -
DEPOSITS AND DEFERRED ASSETS                                                232,006                 899,124
                                                                        -----------             -----------
    TOTAL ASSETS                                                        $ 9,986,302             $ 6,065,044
                                                                        ===========             ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and
    capital lease liabilities                                           $   267,713             $   298,320
  Accounts payable and accrued expenses                                   1,451,632                 243,830
                                                                        -----------             -----------
    Total current liabilities                                             1,719,344                 542,150
ACCRUED SALES TAX PAYABLE                                                   387,124                    -
LONG-TERM DEBT AND CAPITAL LEASE LIABILITIES                              1,408,912                 813,431
SHAREHOLDERS' EQUITY
  Preferred stock--$0.001 par value;
    5,000,000 shares authorized;
    212 shares outstanding                                                2,121,233                    -
  Common Stock--$0.001 par value;
    50,000,000 shares authorized; 13,802,513
    and 11,840,941 shares outstanding in
    1995 and 1994, respectively                                              14,290                  11,841
  Additional paid-in-capital                                             12,163,601               8,653,500
  Accumulated deficit                                                    (7,828,203)             (3,956,878)
                                                                        -----------             -----------
      Total shareholders' equity                                          6,470,921               4,709,463
                                                                        -----------             -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 9,986,302             $ 6,065,044
                                                                        ===========             ===========



      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements.

                            CROWN LABORATORIES, INC.

                      Consolidated Statement of Operations




                                                               For the Years Ended
                                                     ----------------------------------------
                                                     December 31, 1995      December 31, 1994
                                                     -----------------      -----------------
NET SALES                                               $    80,100            $      -
  Cost of Sales                                             (28,639)                  -

GROSS PROFIT                                                 51,461                   -

  General and Administrative Expenses                     3,709,518              1,600,943
                                                        -----------            -----------
LOSS FROM OPERATIONS                                     (3,658,057)            (1,600,943)

  Other Income/(Expense)
    Other Income                                             25,200                 25,800
    Interest expense                                       (238,011)               (41,039)
    Interest income                                          46,776                 46,202
                                                        -----------            -----------
LOSS BEFORE INCOME TAXES                                 (3,824,092)            (1,569,980)
  Income Tax Provision                                      (15,000)                   -
                                                        -----------            -----------
NET LOSS                                                $(3,839,092)           $(1,569,980)
                                                        ===========            ===========

NET LOSS PER SHARE                                        $(0.30)                $(0.15)
                                                        ===========            ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                  $12,884,527            $10,492,664
                                                        ===========            ===========



        The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements.

                           CROWN LABORATORIES, INC.
                       STATEMENT OF SHAREHOLDERS EQUITY
                     For the Year ended December 31, 1995


                                              Shares of      Common      Additional       Accumulated     Preferred
                                            Common Stock     Stock     Paid-In Capital      Deficit         Stock         Total
                                            ------------    --------   ---------------    -----------     ---------    -----------
BALANCE AS OF DECEMBER 31, 1994              11,840,941     $11,841      $ 8,653,500      $(3,955,878)   $        0    $ 4,709,463
  Shares issued under Private Placement       1,196,125       1,196        2,391,054            -         3,500,000      5,892,250
  Fund raising costs                               -           -            (437,990)           -             -           (437,990)
  Proceeds from option conversions                 -           -               7,500            -             -              7,500
  Compensation expense for options
    granted to employees                           -           -             138,790            -             -            138,790
  Shares issued on the conversion
    of Series C Preferred Stock               1,253,447       1,253        1,410,747            -        (1,412,000)             0
  Imputed interest for
    Series C Preferred Stock                                                                  (33,233)       33,233              0
  Net loss for the period ended
    December 31, 1995                              -           -               -           (3,839,092)        -         (3,839,092)
                                              ----------    -------      -----------      -----------    ----------    -----------
BALANCE AS OF DECEMBER 31, 1995               14,290,513    $14,290      $12,163,601      $(7,828,203)   $2,121,233    $ 6,470,921
                                              ==========    =======      ===========      ===========    ==========    ===========

      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                      STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1994


                                                          Additional
                                  Shares of      Common     Paid-In      Accumulated
                                Common Stock     Stock      Capital         Deficit        Total
                                ------------    -------   -----------   -------------   -----------
Balance Dec. 31, 1993            10,081,384     $10,081    $5,938,007    $(2,385,898)    $3,562,190

Common shares issued
to key employees for
employment agreements                 6,000           6            (6)         -              -

Common shares issued
to consultants for
services rendered                   196,439         196        48,675          -             48,871

Repurchase and cancellation
of shares received from
Craig Nash and Scott Nash           (19,733)        (20)      (29,580)         -            (29,600)

Shares issued under
private placement                 1,576,851       1,578     2,696,404          -          2,697,982

Net loss for the year ended
December 31, 1994                     -           -             -         (1,569,980)    (1,569,980)
                                 ----------     -------    ----------    -----------     ----------
Balance Dec. 31, 1994            11,840,941     $11,841    $8,653,500    $(3,955,878)    $4,709,463
                                 ==========     =======    ==========    ===========     ==========


    The accompanying notes to the financial statements are an integral part of these financial statements.

                            CROWN LABORATORIES, INC.

                      Consolidated Statements of Cash Flow



                                                               For the Years Ended
                                                     ----------------------------------------
                                                     December 31, 1995      December 31, 1994
                                                     -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                $(3,839,092)           $(1,569,980)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
  Depreciation and amortization                             172,395                  7,740
  Issuance of shares to employees and consultants           138,790                  -

FUNDS USED IN OPERATIONS:
  (Increase)/Decrease in receivables                        (60,121)                 -
  (Increase)/Decrease in inventories                       (107,406)                 7,459
  (Increase)/Decrease in prepaid expenses
    and employee advances                                    23,802                (37,761)
  Increase/(Decrease) in accounts payable
    and accrued expenses                                  1,207,803                 36,353
                                                        -----------            -----------
           Total cash generated from/(used for)
             operations                                 $(2,463,830)           $(1,556,189)
                                                        -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures and leasehold improvements        (5,582,072)             (2,359,866)
  (Increase)/Decrease in deposits and deferred assets       667,118                 92,426
  Increase/(Decrease) in accrued sales tax payable          387,124                  -
  Purchase of machinery rights & blueprints                (184,478)                 -
                                                        -----------            -----------
          Total cash (used in)/generated from
            investing activities                         (4,712,308)            (2,267,440)
                                                        -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans                                       767,853                286,650
  Repayment of loans payable                               (202,979)              (180,751)
  Proceeds from issuance of common and preferred
    stock and the exercise of options                     5,899,750              3,243,015
  Fundraising costs                                        (437,990)              (552,682)
  Repurchase of common shares                                 -                    (29,600)
  Prior period adjustments                                    -                     56,520
                                                        -----------            -----------
          Total cash provided by /(used in) financing
            activities                                    6,026,634              2,823,152
                                                        -----------            -----------
Net increase/(decrease) in cash and
  cash equivalents                                       (1,149,504)            (1,000,477)

CASH AND CASH EQUIVALENTS, beginning of period            1,826,935              2,827,412
                                                        -----------            -----------
CASH AND CASH EQUIVALENTS, end of period                $   677,431            $ 1,826,935
                                                        ===========            ===========



       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements.

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


1.  BACKGROUND AND ORGANIZATION

Crown Laboratories, Inc., ("the Company"), was incorporated on February 23, 1989, in Delaware, as Industrialistics, Inc. In November 1991,
Industrialistics, Inc. changed its name to Crown Laboratories, Inc.

Since its inception, the Company has been principally engaged in the research and development of proprietary medical nutritional dry-mix and liquid supplement products to be sold primarily to nursing homes and hospitals.

During 1995, the Company has raised $3.5 million through the issuance of Series C Preferred Stock and has raised $500,000 thereafter. The Series C Preferred Stock pays no dividends, imputes a 6% effective annual rate of return upon conversion into common stock. This return to holders is being accounted for as a direct reduction of accumulated deficit over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of December 31, 1995, approximately 40% of the Series C Preferred Stock issued had been converted into 1,253,447 shares.

During 1995, the Company raised approximately $2.4 million in additional common equity financing through a private placement which is reflected in accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. The warrants expire two years from the date of investment. Fractional units have also been sold. In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's common stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

During 1995, the Company incurred $438,000 of costs relating to issuances of stock. These costs have been accounted for as a reduction of Additional Paid-in Capital.

The Company concluded a private placement of equity securities in November 1994, which was sold in units of $50,000 for 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock for $3 per share. In this Private Placement, the Company raised $3,100,000 in equity financing after subtracting selling shareholders proceeds, and before related offering costs of approximately $425,000 and issued 1,547,975 shares and warrants to acquire 877,500 shares of the Company's common stock at $3.00 per share. In addition, the Company issued to the Placement Agent and brokers warrants to acquire 165,750 shares of the Company's common stock at a price of $2.40 per share. Please refer to note 6 for a summary of options and warrants outstanding.

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration, (the "FDA"). The commissioning process began on April 13, 1995 and delays have been experienced primarily as a result of the aseptic filler's inability to meet F.D.A. certification criteria when it was shipped to the Company. There is a panel of sterility tests that must be passed in order to file with the F.D.A. on April 12, 1996. The Company, based upon the report of the National Foods Laboratories which has confirmed that the Company has passed four of the panel of six sterility tests, filed a preliminary submission with the F.D.A. Management believes that the remaining tests will be passed shortly, with the final submission being filed immediately thereafter. There can be no assurances that the test samples will pass the test criteria, or if they do pass, that the F.D.A. will approve the Company's process and equipment.

As a result of delays in installing the equipment and problems encountered with bacteriological tests which delayed filing with the F.D.A., the Company has been required to raise further funds to sustain operations until the plant becomes operational and it may require further funds to support working capital needs as it begins to enter the market or to provide for normal operating expenses if commissioning continues to be delayed. The Company is exploring possible alternatives for raising additional debt and equity funds. There can be no assurances that the Company will be able to secure the necessary financing, or if a source of funding is identified, that the funding will be on terms and conditions which are favorable to the Company.

Based upon the factors discussed in the preceding paragraph and given that the Company has suffered and continues to suffer recurring operating losses and at December 31, 1995 had a working capital deficit of $828,289 and an accumulated deficit of $7,828,203, the Company's independent public accountants have modified their report on the Company's financial statements to indicate that factors exist which create substantial doubt about the ability of the Company to continue as a going concern and which raise uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company and its operations are subject to the various risks inherent in the start-up and development of a new business enterprise. The operating history of the Company is limited. There can be no assurance the Company will be able to produce its products and operate profitably. Competitors of the Company have substantially greater resources than the Company. The Company will require further financial resources. The Company will not have sales of liquid nutritional products until the Las Vegas manufacturing facility is certified by the FDA. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

PRODUCT PROTECTION

The Company regards the formulations of its products to be proprietary and has filed for a patent covering the formulation and production process for its primary liquid nutritional product, WINLAC(TM). The Company has also trademarked its company name, its liquid nutritional product names as well as "PEEL AND DRINK(TM)" and "THE NUTRITIONAL DIFFERENCE(TM)". There can be no assurances that any patent will be issued. Currently, the Company exerts substantial efforts to protect trade secrets and to keep formulas and related process know-how confidential. Currently, the Company requires each of its employees to sign confidentiality agreements as a condition of employment to protect its formulations and production know-how. However, there can be no assurances that the Company will be successful in these efforts.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Crown Laboratories, Inc. and its wholly-owned subsidiaries, (the "Company") which includes Crown Russia OOO and Crown Puerto Rico. All intercompany balances have been eliminated in consolidation.

USES OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company records sales upon shipment of product to its customers which is concurrent with the transfer of title. In the fourth quarter of 1995, the Company sold product through its subsidiary to Eastern European customers. Differences in commercial practices and language have presented some challenges, but the Company has collected a portion of the receivables and management is confident that it will ultimately collect the balance of the receivables outstanding. Accordingly, the Company has not established any allowance for receivables which may ultimately be uncollectible.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less at the date of purchase.

INVENTORY

Inventory is stated at the lower of cost or market using the first-in first-out method of accounting. At December 31, 1995 and 1994, inventory consisted of the following:

                                                 1995                 1994
                                                 ----                 ----
Raw Materials                                  $ 97,647              $1,588
Work in Progress                                      0                   0
Finished Goods                                   11,347                   0
                                               --------              ------

Total Inventory                                $108,994              $1,588
                                               --------              ------

PROPERTY AND EQUIPMENT/MACHINERY RIGHTS AND BLUEPRINTS

Property and equipment are stated at historical cost. Depreciation and amortization are recorded using the straight line method over the estimated useful lives of assets which range from 5 to 15 years. Recently acquired equipment and improvements for the new production facility will not be depreciated until production begins. The Company only capitalizes those costs directly related to the equipment and external costs for installation and has not capitalized any management, executive or overhead costs. Such costs are charged to expense as they are incurred.

During 1995, the Company obtained the rights and blueprints to its aseptic filler machine from the German bankruptcy court. Costs incurred to obtain machinery rights and blueprints are capitalized and will be amortized over the same life as the underlying equipment.

INCOME TAXES

The Company has operated at a loss since inception and has a net operating loss carry-forward of approximately $7.8 million as of December 31, 1995. The Company is researching the availability of such net operating losses to the Company. The availability of all loss carry-forwards to offset U.S. taxable income may be limited as a result of changes in shareholders and certain elections made by the Company. For accounting purposes the Company has provided a full valuation allowance for these loss carry-forwards and has not established a deferred tax asset. The Company's non-U.S. subsidiaries are subject to taxation in those countries in which they conduct business. Situations may arise where the Company pays cash taxes on profits earned in foreign countries but such taxes paid cannot be used to offset U.S. taxable income until such period as the Company's U.S. operations have generated taxable income and utilized available net operating loss carry-forwards. For the year ended December 31, 1995, the Company recorded an income tax provision of $15,000 for its estimate of income-based taxes which may be payable to Russian tax authorities on profits earned in Russia. Given the complexities of Russian tax legislation and in the application of those regulations by authorities, actual taxes which may be owed could be different, but such difference is not expected to be material.

To date, the Company has only conducted operations in the State of Nevada which does not impose a tax on income.

SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

The following information supplements the statement of cash flows for the years ended December 31, 1995 and 1994.

                                                              1995                   1994
                                                              ----                   ----

Interest Paid                                                $270,651              $ 41,039

Income Taxes                                                      -0-                   -0-

Assets acquired through capital lease financing              $ 31,838              $895,852

3. LONG-TERM DEBT AND CAPITAL LEASE LIABILITIES

                                                             Collateral          12-31-95        12-31-94
                                                             ----------          --------        --------
FIRST SECURITY BANK OF NEVADA -
Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $8,430 for 84 months
ending January 2003 (Prime + 2%)                             Unsecured          $  451,811      $  503,982

FIRST SECURITY BANK OF NEVADA
Guaranteed by Messrs. Craig and Scott Nash
(Guaranteed by the U.S. Small Business
  Administration)
Monthly Payments of $10,440 for 120 months                   All Assets of
ending February 2005 (Prime + 2 3/4%)                        The Company           714,286             N/A

GENERAL ELECTRIC CAPITAL CORPORATION -
Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $11,100 for 60 months
ending July 1999.  Original balance $541,605
(10.65% Interest)                                            Stock Processor       402,825         476,163

MCBA, INC. -
Monthly lease payments of $3,401 for 36 months
ending June 1997.  Original balance $109,000                 Computer
(15% Interest)                                               Software               57,197          84,639

MEMOREX-TELEX -
Monthly lease payments of $1,396 for 36 months
ending June 1997.  Original balance $35,727                  Computer
(24% Interest)                                               Equipment              23,808          31,429

SPRINT/NORTH LEASING
Monthly lease payments of $533 for 36 months
ending August 1997.                                          Telephone
(12.85% Interest)                                            System                  9,718          15,538

ASSOCIATES LEASING -
Monthly lease payments of $567 for 36 months
ending in September 1998                                     Fork Lift Truck        16,980             N/A
(10.50% Interest)                                            /Pallet Lift       ----------      ----------


Total Long Term Debt and Capital Lease Liabilities                               1,676,625       1,111,751

     Less:  current portion                                                        267,713         298,320
                                                                                ----------      ----------

Long-term debt net of current portion:                                          $1,409,385      $  813,431
                                                                                ==========      ==========

The amounts due under the lease obligations are net of interest expense.

Capital lease liabilities and long-term debt as of December 31, 1995 are payable as follows:

                           1996                         $  469,546
                           1997                            398,378
                           1998                            364,696
                           1999                            304,092
                           2000                            226,392
                           Thereafter                      713,880
                                                        ----------

                           Gross Amount                 $2,476,984

                           Less: amount
                            representing capitalized
                            lease interest                 800,359
                                                        ----------

                            Principal Amount            $1,676,625

4.  MANAGEMENT EMPLOYMENT AND CONSULTING CONTRACTS

The Company has an obligation to make minimum cash payments for management employment contracts of $559,000 for 1996, $636,000 for 1997, $175,250 for 1998,
and $155,000 for 1999 and $102,500 for 2000.

During 1995, 411,000 options were issued to consultants and a director (Vincent Casella) received 100,000 options to purchase the Company's common stock at a price of $1.44 per share. As compensation for assisting the Company in its strategic planning efforts. These options expire 5 years from the date of grant, (November 13, 1996) for services rendered. All options were granted at exercise prices that were equal to or greater than 85% of the market price of the Company's shares at the time of grant.

Additionally, the Company issued stock to two employees (total of 40,000 shares) which vest 40%, two years after the date of their employment and 60%, five years after their date of employment. Additionally, the Company issued an additional 141,000 options to employees at an exercise price which was based upon an 85% discount to the market price at the time of grant. Vesting of these options will occur 40%, two years after the date of their employment and 60%, five years after their date of employment. The Company also issued 100,000 options at $.25 and 125,000 at $1.01 to the Vice President, Finance under terms of his employment agreement. These options vest 10% on the signing of his contract, (June 7, 1995), 40% after two years and 50% after five years. Salary expense for these options is being accrued over the life the vesting schedules. During 1995, the Company recognized compensation expense of $138,790 and recorded a corresponding increase to additional paid in capital.

5.  1992 STOCK OPTION PLAN

In December 1992, the Company adopted the 1992 Stock Option Plan (the "Plan"). The Plan provides for the granting of non-statutory stock options or incentive stock options to certain key employees to purchase up to an aggregate of 2,100,000 shares of Common Stock. The option price per share for non-statutory options must be at least 85% of the fair market value on the date of grant. The Stock Option Plan terminates in 2003.

Options are not transferable under the Plan and terminate within specified periods of time after termination of an optionee's employment.

On November 18, 1993, options to purchase 2,100,000 shares of the Company's common stock were granted to the Company's employees. The schedule below outlines the amount of options outstanding as of December 31, 1995. These options have an exercise price of $1.275 and are fully vested. All 1,874,967 options expire in 2003.

                  NAME                         NUMBER OF OPTIONS
                  Craig Nash                        768,028
                  Scott Nash                        768,029
                  Other Employees                   338,910
                                                    -------

 Total Employee Stock Option Plan Options         1,874,967

6. OTHER STOCK OPTIONS AND WARRANTS

As of December 31, 1995, the Company had granted the following options to purchase 2,310,700 shares of its common stock, (in addition to those in the Employee Stock Option Plan, summarized above), at the following exercise prices:

                                                                                 # SHARES SUBJECT TO        DATES OF
                                                                                     FORFEITURE             VESTING
                                                                                     ----------             -------
       241,000        shares at $0.25  per share through November 2005                231,000              1/96-11/00
       125,000        shares at $1.01  per share through June 2005                    112,500               6/95-6/00
       360,000        shares at $1.275 per share through June 1997                    100,000               2/96-6/96
       200,000        shares at $1.44  per share through November 1998                    -0-                  Vested
        15,834        shares at $1.50  per share through January 2001                     -0-                  Vested
       246,503        shares at $1.65  per share through August 1998                      -0-                  Vested
       125,000        shares at $1.70  per share through September 2004               114,584               9/95-9/99
        75,000        shares at $1.75  per share through October 1998                     -0-                  Vested
       200,000        shares at $1.75  per share through September 1999               200,000               see below
       200,000        shares at $2.00  per share through November 2000                    -0-                  Vested
       296,363        shares at $2.40  per share through April 2000                       -0-                  Vested
        40,000        shares at $2.44  per share through July, 2000                       -0-                  Vested
        50,000        shares at $2.50  per share through July, 2000                    25,000                  Vested
       100,000        shares at $3.00  per share through December 2000                    -0-                  Vested
        36,000        shares at $3.00  per share through July, 2000                    15,000               8/95-7/96

The option to purchase 200,000 shares of common stock at $1.75 per share has been granted to a marketing consultant. The vesting of these options are based on various levels of performance as per the marketing agreement. Such options may be compensatory if and when granted based upon the market price of the Company's stock then prevailing.

In connection with the private placements of 1,547,975 shares of the Company's common stock in November 1994 and an additional 1,196,125 shares of the Company's common stock in 1995, the Company issued warrants to acquire 877,500 shares and 598,063 shares, respectively, of the Company's common stock at an exercise price of $3.00 per share. The Company has the right to call such warrants at a call price of $.10 per warrant if, at any time, the current market price of the Company's common stock has been at least $4.00 per share for 30 consecutive days, ending within 15 days of the notice of such call. All unexercised and uncalled warrants will expire from December 31, 1996 to April 1997 depending on the date of investment. On February 15, 1996, the Company offered the holders of its warrants, (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the same exercise prices. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised.

The Company also issued to its placement agent and brokers options to acquire 165,750 shares of the Company's common stock at an exercise price of $2.40 per share in the November 1994 private placement and 110,613 shares of the Company's common stock at an exercise price of $2.40 per share in the 1995 private placement. These warrants will expire in November 1999 and March/April 2000, respectively.

During 1996, the Company's Board of Directors approved the issuance of an additional 165,000 options in conjunction with employment agreements at an 85% discount to the market price of the stock on the date of employment. These options vest 40% after two years of employment and 60% after five years of employment.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This Statement is effective beginning in 1996.

As permitted by SFAS 123, the Company intends to continue to apply the accounting provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees", with respect to options issued to employees and directors. Adoption of SFAS 123 will require the Company to disclose additional information relating to the stock option plan and its stock options and the Company's pro forma net income and retained earnings per share, as if the options granted were expensed at their fair market value at the time of grant.

7. PREFERRED STOCK AND POTENTIAL ANTI-TAKEOVER RIGHTS

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock with the rights, preferences, privileges and restrictions thereof to be determined by the Board of Directors of the Company. Preferred stock can be issued without the vote of holders of common stock. Rights could be granted to the holders of preferred stock that could reduce the attractiveness of the Company as a potential takeover target, make the removal of management more difficult, or adversely impact the rights of holders of common stock. During 1995, the Company issued $3.5 million of Series C Preferred Stock and $0.5 million thereafter. As of December, 31, 1995, there was $2,121,233 in Series C Preferred Stock outstanding.

The Company's Certificate of Incorporation contains certain provisions designed to require a beneficial owner of over 25% of the common stock to comply with certain provisions regarding transactions with the Company and membership on the Board of Directors, or pay certain prices (usually the highest price per share paid) for the Company's stock in certain business combinations involving the beneficial owner. These provisions are in addition to those provided by Delaware law.


8. DIVIDEND POLICY

Since its inception, the Company has not generated any earnings and has not paid any dividends on its common stock. Payment of future dividends, if any, will by determined by the Company's Board of Directors based upon a number of considerations, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook, contractual restrictions and other factors. In the foreseeable future, the Company intends to retain all of its earnings to finance the development and expansion of its business.


9. COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $25,802, subject to annual inflation escalations which commenced in September 1995. During 1995, the Company paid $253,688 in lease payments for the building. Minimum payments due under the building lease are as follows:

                  1996           309,624
                  1997           309,624
                  1998           309,624
                  1999           154,812
                  2000               -0-

The Company has obtained an option to purchase its current manufacturing facility for $2,700,000 and intends to exercise its option. The Company has secured a commitment for a first mortgage loan of $1,860,000 on the building from General American Insurance Company. The mortgage, which will carry a fixed effective annual interest rate of 8.65%, will provide for an 18 year amortization ($16,984 per month) with a balloon payment due at the end of ten years at the insurance company's request. The seller of the property has agreed to accept shares of the Company's common stock in lieu of $440,000 of the purchase price. The seller has also agreed to extend a 3 year, $300,000 second mortgage to the Company bearing a fixed 12% annual effective interest rate. The balance of the purchase price ($100,000), plus any closing costs will be paid by the Company. The Company also possesses an option to lease a building in the Fjardo region of Puerto Rico. This option, which has been successfully renewed several times, is currently scheduled to expire in July of 1996. If the building were purchased, the Company would have no significant long-term lease liabilities unless it exercised its option on the building in Puerto Rico.

The Company has entered into a consulting agreement with a firm in Puerto Rico to assist it in identifying suitable manufacturing arrangements and provide introductions to potential suppliers, lenders and distributors of the Company's products. The agreement calls for monthly payments of $2,000 and 36,000 options to purchase the Company's common stock at a price of $3.00 per share expiring five years from the date of grant.

The Company has also signed an agreement with a firm who will write research reports on the Company. The contract calls for the issuance of warrants exercisable at $1.75 per share. These warrants expire two years from the date of issuance.

The Company is also negotiating with other various parties to enter into consulting arrangements. The Company will compensate consultants either in cash, shares of common stock, or a combination thereof.

To the extent the fair market value of options issued for services rendered exceeds exercise prices, the Company will be required to recognize compensation expense.

10. LEGAL PROCEEDINGS

The Company will be subject to normal business litigation and claims concerning products and services rendered to the Company. Associated with the Company's construction of its manufacturing facility, the Company has disputes with three contractors over the services performed. The Company's claims are for defective workmanship, excessive charges for services rendered, and returns which have not been accepted by the vendor. One of these vendors, Lloyds Refrigeration, Inc., ("Lloyds") has filed suit against the Company and the Company has filed its counterclaims, (see discussion below). Although the Company believes that its claims and counterclaims have merit, there can be no assurances that the Company will prevail on the merits of any or all of its claims.

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company has sought to enforce the legends on its stock under the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a supersedeas bond in the amount of $89,695 secured by a certificate of deposit to cover its potential liability in this case. As the enforceability of the Company's legends on its securities is at stake the Company posted a bond and appealed the Nevada District Court's decision. This appeal has been accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment.


         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the respective "alter egos" in September, 1995. The action is for breach of contract, misrepresentation, fraud and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants except those in Germany, which are still in the process of being served under the Hague Convention. To date, no defendant has answered the complaint.

         CROWN V. LLOYDS which was filed by the Company in July, 1995 in response to Lloyds' attempt to foreclose on its mechanics' lien. The dispute and the lien arose as a result of Lloyd's work on the construction of the Company's manufacturing facility in Las Vegas. The Company has had to correct the construction deficiencies made by Lloyds and seeks to offset its incurred costs against the approximately $123,000 claimed by Lloyds. The Company anticipates that it will prevail on the merits of its case.

Standard Chartered Bank, ("Standard"), had provided financing to the manufacturer of the filler machine and Standard has claimed that it has a $1 million security interest in the filler machine. Based upon the representations made, the Company entered into a letter of intent to finance $1 million of such equipment through Standard. Prior to entering into any loan documentation, the Company discovered that Standard cannot provide written evidence of a perfected security interest. Standard has nevertheless continued to allege that it has a security interest in the machine and has filed a claim with the German Bankruptcy Court. However, Standard has still not produced documentation supporting its position, and the Company's claims against the filler manufacturer currently exceed the $1 million amount which Standard is allegedly owed. The Company cannot predict the ultimate outcome of this claim.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Crown Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered and continues to suffer recurring operating losses and at December 31, 1995 had a working capital deficit of ($828,290) and an accumulated deficit of ($7,828,203). These factors, amongst others discussed in Note 1 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability of and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP


New York, New York
April 15, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN LABORATORIES, INC.


Date:  April 15, 1996                   By:  /s/  CRAIG E. NASH
                                           ------------------------------------
                                             CRAIG E. NASH
                                             Chief Executive Officer
                                             Chairman of the Board of Directors


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  CRAIG E. NASH             Chairman of the Board of Directors              April 15, 1996
- ------------------------       Chief Executive Officer
CRAIG E. NASH                  (Principal Executive Officer)


/s/  SCOTT O. NASH             Vice Chairman of the Board of Directors         April 13, 1996
- ------------------------       President
SCOTT O. NASH


/s/  SCOTT E. HILLEY           Vice President, Finance                         April 15, 1996
- ------------------------       (Principal Accounting Officer)
SCOTT E. HILLEY


/s/ CHRISTOPHER DEMETREE       Director                                        April 13, 1996
- ------------------------
CHRISTOPHER DEMETREE


/s/  VINCENT J. CASELLA       Director                                         April 15, 1996
- ------------------------
VINCENT J. CASELLA


/s/  LEE ALLEN HOOKER         Director                                         April 13, 1996
- ------------------------
LEE ALLEN HOOKER


/s/  ARTHUR M. BERKOWITZ      Director                                         April 12, 1996
- ------------------------
ARTHUR M. BERKOWITZ


/s/ LINDA CARRICK, Ph.D.      Director                                         April 13, 1996
- ------------------------
LINDA CARRICK, Ph.D.