Form 10QSB
period 1996-03-31
CROWN LABORATORIES INC /DE/
filed 1996-05-15
CIK 847385

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties, including the reaction of the U.S. Food & Drug Administration (the "F.D.A."), to the Company's filing for aseptic approval or when the F.D.A. will respond to the Company's filing.

The Company has been in the pre-marketing phase of operation and had limited sales of dry mix products in the fourth quarter of 1995. For the three month period ended March 31, 1996, the Company incurred losses of ($906,993) vs. ($663,104) in the same period in 1995. The increased loss is due to additional salary expense and operating expenses associated with the Company's entry into the market. The accumulated consolidated deficit at March 31, 1996 was ($8,781,934) while shareholders' equity was $6,655,556. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

The Company has presently completed all of the bacteriological testing required for F.D.A. aseptic certification and has filed its results on April 22, 1996 and is awaiting a response from the F.D.A. Prior to such filing, there was a panel of six different bacteriological kill tests that must be passed to file with the F.D.A. They measured the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines was maintained. After the test samples were prepared, they were incubated for a 21 day period and, upon the test results being favorable, the Process Authority summarizes the results of the tests and combined it with a systems audit
(review of machinery, manuals and operating safeguards) and presented their findings to the F.D.A. on the Company's behalf. The Process Authority has also submitted the results of these tests along with a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system as required by the F.D.A. and is awaiting a response from the F.D.A. The Company expects that the F.D.A. will complete its review process within 30-45 days from the date of filing and certify that the Company's manufacturing equipment, specifically the processor and aseptic filler/packaging machine, meets F.D.A. requirements for aseptic machinery. There can be no assurance that either of these pieces of equipment will be approved by the F.D.A. Failure to obtain F.D.A. approval of this equipment will preclude the Company's ability to manufacture and ship its liquid nutritional products. The Company expects to begin the marketing of its products shortly after approval is received.

Although the equipment manufacturers have warranted that the purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler is the first of its kind manufactured for a U.S. company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer. To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court. While the Company and the equipment manufacturer believe that the machinery will ultimately be certified, there can be no assurances that the machinery will receive certification from the F.D.A. or that the certification will be granted within a specific timeframe. Furthermore, even if the machinery is certified there can be no assurances regarding, if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

The Company has entered into agreements with certain employees which provide for the grant of common stock and stock options which vest over a five year period. Compensation expense relating to these common stock and option grants is approximately $42,000 for the three months ended March 31, 1996.

FINANCIAL CONDITION

Working capital at March 31, 1996 was ($922,365) with approximately $600,000 in accounts payable attributable to capital expenditures and leasehold improvements. Cash and equivalents balances were $596,714 as of March 31, 1996. Since December 31, 1995, the Company has raised an additional $500,000 from the sale of its Series C Preferred Stock and $843,821 from the exercise of its discounted warrants. The Company believes that it has adequate funds to support its operations through mid-June 1996. After that time, the Company will require additional funding to support its working capital needs as it begins to enter the market or to provide for normal operating expenses if certification has not been achieved. The Company is presently exploring its possible alternatives for raising additional funds. There can be no assurances that the Company will be able to secure the necessary financing, or if a source of funding is identified, that the funding will be on terms and conditions which are acceptable to the Company.

As a result of delays in installing the equipment and problems encountered with bacteriological tests which delayed filing with the F.D.A., the Company had been required to raise further funds to sustain operations until the plant becomes operational and it may require further funds to support working capital needs as it begins to enter the market or to provide for normal operating expenses if commissioning continues to be delayed.

Based upon the factors discussed in the preceding paragraph, the Company's independent public accountants have modified their report on the Company's financial statements in the Company's 1995 Form 10-KSB to indicate that factors exist which create substantial doubt about the ability of the Company to continue as a going concern and which raise uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

FUNDING

On February 15, 1996, the Company offered the holders of its warrants, (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the original exercise price. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised. Through March 31, 1996, the Company received proceeds of $565,382 and issued 411,186 shares; the remaining proceeds were received shortly after March 31, 1996.

During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a "Reg S" sale of its Series C Preferred Stock bringing the total of Series C Preferred Stock issued to $4 million. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of March 31, 1996, approximately 38% of the Series C Preferred Stock issued had been converted into 1,315,054 common shares. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

                            CROWN LABORATORIES, INC.
                          CONSOLIDATED BALANCE SHEETS


              ASSETS                                      UNAUDITED              AUDITED
                                                         March 31, 1996       December 31, 1995
                                                         --------------       -----------------

CURRENT ASSETS

   Cash and cash equivalents                                   596,714              677,431
   Accounts Receivable                                          52,121               60,121
   Inventory
        Raw & Packaging Materials                              117,378               97,647
        Finished Goods                                          11,347               11,347

   Prepaid expenses & employee and
        officer advances                                        40,400               44,509
                                                           -----------           ----------
            Total current assets                               817,960              891,055

PROPERTY AND EQUIPMENT

   Leasehold improvements                                    1,294,092            1,291,497
   Machinery & Equipment                                     7,827,071            7,595,945
                                                           -----------           ----------
                                                             9,121,163            8,887,442

Accumulated Depreciation & Amortization                       (260,290)            (208,679)
                                                           -----------           ----------
   Net Property and Equipment                                8,860,873            8,678,763

MACHINERY RIGHTS & BLUEPRINTS                                  184,478              184,478
DEPOSITS & DEFERRED ASSETS                                     235,201              232,006
                                                           -----------           ----------
   TOTAL ASSETS                                            $10,098,512           $9,986,302


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Current maturities of long term debt and capital
      lease liabilities                                        274,418              267,713
   Accounts payable and accrued expenses                     1,465,907            1,451,633
                                                           -----------           ----------
      Total current liabilities                              1,740,325            1,719,346

ACCRUED SALES TAX PAYABLE                                      362,415              387,124

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                   1,340,216            1,408,912

SHAREHOLDERS' EQUITY

   Preferred stock - $0.001 par value:                       2,579,973            2,121,233
        5,000,000 shares authorized:
        250 shares outstanding in 1996 and in 1995

   Common stock - $0.001 par value:
        50,000,000 shares authorized:
        14,803,306 and 14,290,613 shares outstanding
        in 1996 and 1995, respectively                          14,803               14,290


   Additional paid-in-capital                               12,842,714           12,163,600

   Accumulated deficit                                      (8,781,934)          (7,828,203)
                                                           -----------           ----------
        Total shareholders' equity                           6,655,556            6,470,921

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $10,098,512           $9,986,302
                                                           ===========           ==========


      The Accompanying Notes to the Consolidated Financial Statements are
                 anIntegral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    For the three months ended
                                                 March 31, 1996    March 31, 1996
                                                 --------------    --------------

NET SALES                                           $    --           $    --

   Cost of Sales                                         --                --
                                                 ------------      ------------
GROSS PROFIT                                             --                --

   General and Administrative Expenses                895,896           654,971

LOSS FROM OPERATIONS                                 (895,896)         (654,971)
                                                 ------------      ------------

   Other Income/(Expense)
      Other income                                     25,200              --
      Interest expense                                (41,162)          (26,409)
      Interest income                                   4,865            18,275
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                             (906,993)         (663,104)

   Income Tax Provision                                     0              --
                                                 ------------      ------------
NET LOSS                                            $(906,993)        $(663,104)
                                                 ============      ===+=========

NET LOSS PER SHARE                                  $   (0.06)        $   (0.06)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                        14,317,791        12,033,754
                                                 ============      ============

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                        Statement of Shareholders Equity
                      For the Quarter ended March 31, 1996
                                  (Unaudited)

                                            Shares of    Common       Additional         Accumulated        Preferred      Total
                                           Common Stock  Stock     Paid-in Capital         Deficit            Stock        -----
                                           ------------  -----     ---------------         -------            -----

Balance as of Dec. 31, 1995                 14,290,513   $14,291     $12,163,601         ($7,828,203)       $2,121,233   $6,470,921

  Compensation expense for options              40,000        40          42,303                   -                 -       42,343
     granted to employees and consultants

  Series C Preferred Stock Issued                                                                             $500,000      500,000

  Shares issued on the conversion               61,607        62          87,938                   -           (88,000)           0
     of Series C Preferred Stock

  Fund raising expenses                                                  (16,098)                                           (16,098)

  Warrants converted                           411,186       411         564,970                                            565,382

  Imputed interest for Series C Preferred            -         -               -             (46,739)           46,739            1

  Net loss for the period ended                      -         -               -            (906,993)                -     (906,993)
     March 31, 1996

                                            ----------   -------     -----------         -----------        ----------   ----------
Balance as of March 31, 1996                14,803,306   $14,803     $12,842,714         ($8,781,934)       $2,579,972   $6,655,556
                                            ==========   =======     ===========         ===========        ==========   ==========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)



                                                                                  For the three months ended
                                                                          -----------------------------------------
                                                                          March 31, 1996             March 31, 1995
                                                                          --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                     ($906,993)              ($1,569,980)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
          Depreciation and amortization                                         51,611                     7,740
          Issuance of shares to employees                                       42,343                         -
             and consultants
CHANGES IN ASSETS AND LIABILITIES:
          (Increase)/Decrease in receivables                                     8,000                         -
          (Increase)/Decrease in inventories                                   (19,731)                    7,459
          (Increase)/Decrease in prepaid expenses                                4,109                   (37,761)
                  and employee advances
          Increase/(Decrease) in accounts payable
                  and accrued expenses                                          14,274                    36,353
                                                                             ---------               -----------
TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                               (806,387)               (1,556,189)
                                                                             ---------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Capital Expenditures and leasehold improvements                     (233,720)               (2,359,866)
          (Increase)/Decrease in deposits and deferred assets                   (3,195)                   92,426
          Increase/(Decrease) in accrued sales taxes payable                   (24,709)                        -

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES                      (261,624)               (2,267,440)
                                                                             ---------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from loans                                                        0                   286,650
          Repayment of loans payable                                           (61,990)                 (180,751)
          Proceeds from issuance of common and                               1,065,382                 3,243,015
               preferred stock and the exercise of warrants
          Fundraising costs                                                    (16,098)                 (552,682)
          Repurchase of common shares                                                -                   (29,600)
          Prior period adjustments                                                   -                    56,520
                                                                             ---------               -----------
TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                          987,294                 2,823,152
                                                                             ---------               -----------
     Net increase/(decrease) in cash and cash equivalents                      (80,717)              (1,000,477)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 677,431                 2,827,412
                                                                             ---------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 596,714               $ 1,826,935
                                                                             =========               ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1.  BACKGROUND AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.

The Company's independent public accountants have modified their report on the Company's financial statements in the Company's 1995 Form 10-KSB to indicate that factors exist which create substantial doubt about the ability of the Company to continue as a going concern and which raise uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The finanical statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2.  MANUFACTURING FACILITY

The Company presently leases a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of business factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company has obtained an option to purchase its current manufacturing facility and intends to exercise its option. See Note 5, "Commitments and Contingencies", for additional information on the purchase of the building.

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line of aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration, (the, "F.D.A."). The commissioning process began on April 13, 1995 with the Company, working with the National Food Laboratories, (the Process Authority), to review its manufacturing equipment, manufacturing procedures and operating manuals and monitor the bacteriological kill tests for compliance with applicable federal regulations. The National Food Laboratories is an international food and research and development organization with laboratory facilities in Dublin, California; Washington, D.C.; and Seattle, Washington and is a wholly-owned subsidiary of the National Food Processors Association.

The Company has presently completed all of the bacteriological testing required for F.D.A. aseptic certification and has filed its results on April 22, 1996 and is awaiting a response from the F.D.A. Prior to such filing, there was a panel of six different bacteriological kill tests that had to be passed to file with the F.D.A. They measured the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines was maintained. After the test samples being prepared, they were incubated for a 21 day period and upon the test results being favorable, the Process Authority summarized the results of the tests and combined it with a systems audit, (review of machinery, manuals and operating safeguards), and presented their findings to the F.D.A. on the Company's behalf.

The Process Authority has also submitted to the F.D.A. the results of these tests along with a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system as required by the F.D.A. and is awaiting a response from the F.D.A. The Company expects that the F.D.A. will complete its review process within 30-45 days from the date of filing and certify that the Company's manufacturing equipment, specifically the processor and aseptic filler/packaging machine, meets F.D.A. requirements for aseptic machinery. There can be no assurance that either of these pieces of equipment will be approved by the F.D.A. Failure to obtain F.D.A. approval of this equipment will preclude the Company's ability to manufacture and ship its liquid nutritional products. The Company expects to begin the marketing of its products shortly after approval is received.

3.  FINANCING

On February 15, 1996, the Company offered the holders of its warrants, (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the original exercise price. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised. Through March 31, 1996, the Company received proceeds of $565,382 and issued 411,186 shares; the remaining proceeds were received shortly after March 31, 1996.

During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a "REG S" sale of its Series C Preferred Stock bringing the total of Series C Preferred Stock issued to $4 million.

4.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Refer to Form 10-KSB for discussions on Significant Accounting Policies.

5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $25,802, subject to annual inflation escalations which commenced in September 1995. During 1995, the Company paid $278,768 in lease payments for the building. Minimum payments due under the building lease are as follows:

                             1996        $309,624
                             1997        $309,624
                             1998        $309,624
                             1999        $154,812
                             2000           -0-

The Company has obtained an option to purchase its current manufacturing facility for $2,700,000 and intends to exercise its option. The Company has secured a commitment for a first mortgage loan of $1,860,000 on the building from General American Insurance Company. The mortgage, which will carry a fixed effective annual interest rate of 8.65%, will provide for an 18 year amortization, ($16,984 per month), with a balloon payment due at the end of ten years at the insurance company's request. The seller of the property has agreed to accept shares of the Company's common stock in lieu of $440,000 of the purchase price. The number of shares to be issued will be based on the market price of the stock on the day prior to closing. The seller has also agreed to extend a 3 year, $300,000 second mortgage to the

Company bearing a fixed 12% annual effective interest rate. The balance of the purchase price, ($100,000), plus any closing costs will be paid by the Company. If the building were purchased, the Company would have no significant long-term operating lease liabilities unless it exercised the option that it possesses on building in Puerto Rico, as described below.

The Company also possesses an option to lease a building in the Fjardo region of Puerto Rico. This option, which has been successfully renewed several times, is currently scheduled to expire in July of 1996.

6. LITIGATION

The Company will be subject to normal business litigation and claims concerning products and services rendered to the Company. Associated with the Company's construction of its manufacturing facility, the Company has disputes with three contractors over the services performed. The Company's claims are for defective workmanship, excessive charges for services rendered, and returns which have not been accepted by the vendor. One of these vendors, Lloyds Refrigeration, Inc., ("Lloyds"), has filed suit against the Company and the Company has filed its counterclaims, (see discussion below). Although the Company believes that its claims and counterclaims have merit, there can be no assurances that the Company will prevail on the merits of any or all of its claims.

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company has sought to enforce the legends on its stock under the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a superscedeas bond in the amount of $89,695 secured by a certificate of deposit to cover its potential liability in this case. As the enforceability of the Company's legends on its securities is at stake, the Company posted a bond and appealed the Nevada District Court's decision. This appeal has been accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment, approximately $64,000.

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

         CROWN V. LLOYDS which was filed by the Company in July, 1995 in response to Lloyds' attempt to foreclose on its mechanics lien. The dispute and the lien arose as a result of Lloyds' work on the construction of the Company's manufacturing facility in Las Vegas. The Company has had to correct the construction deficiencies made by Lloyds and seeks to offset its incurred costs against the approximately $123,000 claimed by Lloyds. The Company anticipates that it will prevail on the merits of its case.

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