Form 10QSB/A
period 1996-03-31
CROWN LABORATORIES INC /DE/
filed 1996-05-17
CIK 847385

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                FORM 10-QSB/A1


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1996

                                       or

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



Indicate by a check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_  No ____

The number of outstanding shares of the registrant's only class of common stock as of March 31, 1996

Common Stock, $.001 par value - 14,803,306

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

The Company has presently completed all of the bacteriological testing required for F.D.A. aseptic certification and has filed its results on April 22, 1996 and is awaiting a response from the F.D.A. Prior to such filing, there was a panel of six different bacteriological kill tests that must be passed to file with the F.D.A. They measured the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines was maintained. After the test samples were prepared, they were incubated for a 21 day period and, upon the test results being favorable, the Process Authority summarized the results of the tests and combined it with a systems audit
(review of machinery, manuals and operating safeguards) and presented their findings to the F.D.A. on the Company's behalf. The Process Authority has also submitted the results of these tests along with a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system as required by the F.D.A. and is awaiting a response from the F.D.A. The Company expects that the F.D.A. will complete its review process within 30-45 days from the date of filing and certify that the Company's manufacturing equipment, specifically the processor and aseptic filler/packaging machine, meets F.D.A. requirements for aseptic machinery. There can be no assurance that either of these pieces of equipment will be approved by the F.D.A. Failure to obtain F.D.A. approval of this equipment will preclude the Company's ability to manufacture and ship its liquid nutritional products. The Company expects to begin the marketing of its products shortly after approval is received.

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
                                                           ===========           ==========


      The Accompanying Notes to the Consolidated Financial Statements are
                 anIntegral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    For the three months ended
                                                 March 31, 1996    March 31, 1995
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
                                                 ============      ============

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                        Statement of Shareholders Equity
                      For the Quarter ended March 31, 1996
                                  (Unaudited)

                                            Shares of    Common       Additional         Accumulated        Preferred      Total
                                           Common Stock  Stock     Paid-in Capital         Deficit            Stock        -----
                                           ------------  -----     ---------------         -------            -----

Balance as of Dec. 31, 1995                 14,290,513   $14,290     $12,163,601         ($7,828,203)       $2,121,233   $6,470,921

  Compensation expense for options              40,000        40          42,303                   -                 -       42,343
     granted to employees and consultants

  Series C Preferred Stock Issued                                                                             $500,000      500,000

  Shares issued on the conversion               61,607        62          87,938                   -           (88,000)           -
     of Series C Preferred Stock

  Fund raising expenses                                                  (16,098)                                           (16,098)

  Warrants converted                           411,186       411         564,970                                            565,382

  Imputed interest for Series C Preferred            -         -               -             (46,739)           46,739            -

  Net loss for the period ended                      -         -               -            (906,993)                -     (906,993)
     March 31, 1996

                                            ----------   -------     -----------         -----------        ----------   ----------
Balance as of March 31, 1996                14,803,306   $14,803     $12,842,714         ($8,781,934)       $2,579,972   $6,655,556
                                            ==========   =======     ===========         ===========        ==========   ==========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)



                                                                                  For the three months ended
                                                                          -----------------------------------------
                                                                          March 31, 1996             March 31, 1995
                                                                          --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                     $(906,993)               $ (663,105)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
          Depreciation and amortization                                         51,611                     1,935
          Issuance of shares to employees                                       42,343                     7,407
             and consultants
CHANGES IN ASSETS AND LIABILITIES:
          (Increase)/Decrease in receivables                                     8,000                         -
          (Increase)/Decrease in inventories                                   (19,731)                  (11,207)
          (Increase)/Decrease in prepaid expenses                                4,109                   (29,778)
                  and employee advances
          Increase/(Decrease) in accounts payable
                  and accrued expenses                                          14,274                    50,101
                                                                             ---------               -----------
TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                               (806,387)                 (644,647)
                                                                             ---------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Capital Expenditures and leasehold improvements                     (233,720)               (1,006,681)
          (Increase)/Decrease in deposits and deferred assets                   (3,195)                 (267,345)
          Increase/(Decrease) in accrued sales taxes payable                   (24,709)                        -

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES                      (261,624)               (1,274,026)
                                                                             ---------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from loans                                                        0                   750,000
          Repayment of loans payable                                           (61,990)                  (50,403)
          Proceeds from issuance of common and                               1,065,382                 1,047,500
               preferred stock and the exercise of warrants
          Fundraising costs                                                    (16,098)                 (129,697)
                                                                             ---------               -----------
TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                          987,294                 1,617,400
                                                                             ---------               -----------
     Net increase/(decrease) in cash and cash equivalents                      (80,717)                 (301,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 677,431                 1,826,935
                                                                             ---------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 596,714               $ 1,525,662
                                                                             =========               ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1.  BACKGROUND AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.

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

The Company has presently completed all of the bacteriological testing required for F.D.A. aseptic certification and has filed its results on April 22, 1996 and is awaiting a response from the F.D.A. Prior to such filing, there was a panel of six different bacteriological kill tests that had to be passed to file with the F.D.A. They measured the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines was maintained. After the test samples were prepared, they were incubated for a 21 day period and upon the test results being favorable, the Process Authority summarized the results of the tests and combined it with a systems audit, (review of machinery, manuals and operating safeguards), and presented their findings to the F.D.A. on the Company's behalf.

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

The Company has obtained an option to purchase its current manufacturing facility for $2,700,000 and intends to exercise its option. The Company has secured a commitment for a first mortgage loan of $1,860,000 on the building from General American Insurance Company. The mortgage, which will carry a fixed effective annual interest rate of 8.65%, will provide for an 18 year amortization, ($16,984 per month), with a balloon payment due at the end of ten years at the insurance company's request. The seller of the property has agreed to accept shares of the Company's common stock in lieu of $440,000 of the purchase price. The number of shares to be issued will be based on the market price of the stock on the day prior to closing. The seller has also agreed to extend a 3 year, $300,000 second mortgage to the

Company bearing a fixed 12% annual effective interest rate. The balance of the purchase price, ($100,000), plus any closing costs will be paid by the Company. If the building were purchased, the Company would have no significant long-term operating lease liabilities unless it exercised the option that it possesses on a building in Puerto Rico, as described below.

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

Standard Chartered Bank, ("Standard"), had provided financing to the manufacturer of the filler machine and Standard has claimed that it has a $1 million security interest in the filler machine. Based upon the representations made, the Company entered into a letter of intent to finance $1 million of such equipment through Standard. Prior to entering into any loan documentation, the Company discovered that Standard cannot provide written evidence of a perfected security interest. Standard has nevertheless continued to allege that it has a security interest in the machine and has filed a claim with the German Bankruptcy Court. However, Standard has still not produced documentation supporting its position, and the Company's claims against the manufacturer of the filler currently exceed the $1 million amount which Standard is allegedly owed. The Company cannot predict the ultimate outcome of this claim.

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

                  See Note 6 in the Notes to Financial Statements


         Item 6.  Exhibits and Reports on Form 8-K

                 (b) Reports on Form 8-K

                          8-K statements dated March 1, 1996 and March 12, 1996 describing the terms of the Company's Warrant Discount Offering



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CROWN LABORATORIES, INC.


Date:  May 15, 1996                    By:  /s/ CRAIG E. NASH
                                            _______________________________
                                            Craig E. Nash
                                            Chief Executive Officer
                                            Chairman, Board of Directors


                                       By:  /s/ SCOTT E. HILLEY
                                            _______________________________
                                            Scott E. Hilley
                                            Vice President, Finance