Form 10KSB/A
period 1995-12-31
CROWN LABORATORIES INC /DE/
filed 1996-08-19
CIK 847385

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

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


RECENT SIGNIFICANT DEVELOPMENTS

On June 25, 1996, the Company received approval for its aseptic manufacturing and filling equipment from the U.S. Food and Drug Administration, (the "F.D.A."). Commissioning of the equipment is required by the F.D.A. The commissioning process began on April 13, 1995 with the Company, working with the National Food Laboratories, (the Process Authority), to review its manufacturing equipment, manufacturing procedures and operating manuals and monitor the bacteriological kill tests for compliance with applicable federal regulations. The National Food Laboratories is an international food and research and development organization with laboratory facilities in Dublin, California; Washington, D.C.; and Seattle, Washington and is a wholly-owned subsidiary of the National Food Processors Association.

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

Except for the historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties.

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

All of these companies are much larger and better financed than the Company, have established products and an established customer base, and can, therefore, devote more resources to research and development, production and marketing activities. Further, these companies may respond vigorously to the Company's entry into the market by targeting products to nursing homes or repositioning their product lines in more concentrated serving sizes. Therefore, the Company may not be a significant factor in these markets for the near or foreseeable future. Further, due to the size of the major nursing home and hospital chains, the Company may find its sales concentrated in a few large accounts.



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

The liquid packaging process is more complex which has required the construction of a liquid processing facility. The Company has acquired and installed the major components required for the production of its products in its plant in Las Vegas, Nevada (see Item 2 - "Description of Property").



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

On June 25, 1996, the Company received approval on its aseptic manufacturing and filling equipment from the F.D.A. The commissioning process begins with the Company, working with an independent laboratory, (the Process Authority), to review its manufacturing equipment, manufacturing procedures, manuals and monitor bacteriological kill tests.


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

Except for the historical information contained herein, the matters discussed are forward looking statements that involve risks and uncertainties.

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


PLAN OF OPERATIONS

In June 25, 1995, the Company received approval from the State of Nevada Health Department to produce its dry mix product line for adult nutritional and specialty products. In the fourth quarter of 1995, the Company sold $80,100 of dry mix products in one Eastern European country through a subsidiary and has collected approximately $59,000 to date. The Company will not commence any sales of its liquid nutritional and water products until its manufacturing facility has been approved by the F.D.A., as applicable.

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

On July 31, 1996 the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount).

On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for an over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of six months after the closing of the private placement. The Company raised $1,912,500 through the private placement which was closed on July 30, 1996.

The Company has received a firm commitment from Finova Capital Corporation that provides for a 5 year, term loan of $3 million increasing to $4.5 million when the Company secures commitments for $7 million of sales. The loan calls for interest only payments over the course of the first six months with the loan fully amortizing over the remaining 54 months. The interest rate, which is fixed at the time of closing, is pegged at a 561 basis point spread to the 5 year treasury note rate at the time of closing. The loan agreement contains certain covenants and ratios that must be maintained. Specifically, the Company is required to maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow ratio of 2.0 to 1. The first two covenants are effective with the closing of the loan while the cash flow ratio is effective as of December 31, 1997. The proceeds of the loan will be used to pay off existing debt, trade payables and provide working capital funds. Additionally, as part of the loan agreement, the Company will issue 300,000 five year warrants to purchase shares of the Company's common stock at the closing market price of the shares on the date prior to the closing.

Based on this commitment and the other funds raised, as described above, the Company's management believes that it has sufficient funds to support its operations into 1997.

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

(5) Previously filed as an exhibit to the Form 8-K of the Registrant filed September 24, 1991.

(6) Previously filed as an exhibit to the Form 10QSB for the quarter ended September 30, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN LABORATORIES, INC.


Date:  August 16, 1996                  By:  /s/  CRAIG E. NASH
                                           ------------------------------------
                                             CRAIG E. NASH
                                             Chief Executive Officer
                                             Chairman of the Board of Directors


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  CRAIG E. NASH             Chairman of the Board of Directors              August 16, 1996
- ------------------------       Chief Executive Officer
CRAIG E. NASH                  (Principal Executive Officer)


/s/  SCOTT O. NASH             Vice Chairman of the Board of Directors         August 16, 1996
- ------------------------       President
SCOTT O. NASH


/s/  SCOTT E. HILLEY           Vice President, Finance                         August 16, 1996
- ------------------------       (Principal Accounting Officer)
SCOTT E. HILLEY


/s/ CHRISTOPHER DEMETREE       Director                                        August 16, 1996
- ------------------------
CHRISTOPHER DEMETREE


/s/  VINCENT J. CASELLA       Director                                         August 16, 1996
- ------------------------
VINCENT J. CASELLA


/s/  LEE ALLEN HOOKER         Director                                         August 16, 1996
- ------------------------
LEE ALLEN HOOKER


/s/  ARTHUR M. BERKOWITZ      Director                                         August 16, 1996
- ------------------------
ARTHUR M. BERKOWITZ


/s/ LINDA CARRICK, Ph.D.      Director                                         August 16, 1996
- ------------------------
LINDA CARRICK, Ph.D.

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

The Company is presently in the process of seeking to commission the equipment necessary to manufacture its proprietary line os aseptic liquid products. Commissioning of the equipment is required by the U.S. Food and Drug Administration, (the "F.D.A."). The commissioning process began on April 13, 1995 and delays have been experienced primarily as a result of the aseptic filler's inability to meet F.D.A. certification criteria when it was shipped to the Company. There is a panel of sterility tests that must be passed in order to file with the F.D.A. on April 12, 1996. The Company, based upon the report of the National Foods Laboratories which has confirmed that the Company has passed four of the panel of six sterility tests, filed a preliminary submission with the F.D.A. Management believes that the remaining tests will be passed shortly, with the final submission being filed immediately thereafter. There can be no assurances that the test samples will pass the test criteria, or if they do pass, that the F.D.A. will approve the Company's process and equipment.

As a result of delays in installing the equipment and problems encountered with bacteriological tests which delayed filing with the F.D.A., the Company has been required to raise further funds to sustain operations until the plant becomes operational and it may require further funds to support working capital needs as it begins to enter the market or to provide for normal operating expenses if commissioning continues to be delayed. The Company is exploring possible alternatives for raising additional debt and equity funds. There can be no assurances that the Compamy will be able to secure the necessary financing, or if a source of funding is identified, that the funding will be on terms and conditions which are favorable to the Company. See Note 11 for subsequent events relating to these matters.

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

11. SUBSEQUENT EVENTS

Subsequent to December 31, 1995, the following events occurred:

(i) On June 25, 1996, the Company received final F.D.A. approval to commence manufacturing its liquid nutritional products.

(ii) On July 31, 1996 the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount).

(iii) On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000
        (the private placement provides for an over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of six months after the closing of the private placement. The Company raised $1,912,500 through the private placement which was closed on July 30, 1996.

(iv) The Company has received a firm commitment from Finova Capital Corporation that provides for a 5 year, term loan of $3 million increasing to $4.5 million when the Company secures commitments for $7 million of sales. The loan calls for interest only payments over the course of the first six months with the loan fully amortizing over the remaining 54 months. The interest rate, which is fixed at the time of closing, is pegged at a 561 basis point spread to the 5 year treasury note rate at the time of closing. The loan agreement contains certain covenants and ratios that must be maintained. Specifically, the Company is required to maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow ratio of 2.0 to 1. The first two covenants are effective with the closing of the loan while the cash flow ratio is effective as of December 31, 1997. The proceeds of the loan will be used to pay off existing debt, trade payables and provide working capital funds. Additionally, as part of the loan agreement, the Company will issue 300,000 five year warrants to purchase shares of the Company's common stock at the closing market price of the shares on the date prior to the closing.

(v) On February 15, 1996, the Company offered the holders of its warrants (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the original exercise price. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised.

Based upon the above cash proceeds provided by the sale of common stock and preferred stock, the exercise of warrants and the term loan, offset by the required and intended use of proceeds, losses incurred since December 31, 1995 and anticipated losses expected to be incurred during the remainder of 1996, management of the Company believes that sufficient cash resources are available to enable the Company to continue in existence through at least December 31, 1996.

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

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended inconformity with generally accepted accounting principles.



                                      /s/ Arthur Andersen LLP
                                      ------------------------
                                      Arthur Andersen LLP


New York, New York
April 15, 1996 (except with respect
  to the matters discussed in Note 11
  as to which the date is
  August 16, 1996)