Form 10QSB
period 1996-06-30
CROWN LABORATORIES INC /DE/
filed 1996-08-19
CIK 847385

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                  FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1996

                                       or

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

The number of outstanding shares of the registrant's only class of common stock as of June 30, 1996 Common Stock, $.001 par value - 16,644,981.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Company has been in the pre-marketing phase of operation and had limited sales of dry mix products in the fourth quarter of 1995. For the three month period ended June 30, 1996, the Company incurred losses of ($1,034,877) vs. ($762,452) in the same period in 1995. The increased loss is due to additional salary expense and operating and start-up expenses associated with the Company's entry into the market. The accumulated consolidated deficit at June 30, 1996 was ($9,727,607) while shareholders' equity was $6,589,649. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

The Company received the F.D.A.'s approval of its aseptic processing and packaging equipment on June 25, 1996. There was a panel of six different bacteriological kill tests that had to be passed to file with the F.D.A. They measured the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines is maintained. After the test samples were prepared, they were incubated for a 21 day period and, when the test results were favorable, the Process Authority summarized the results of the tests, combined it with a systems audit (review of machinery, manuals and operating safeguards) and presented their findings to the F.D.A. on the Company's behalf. The Process Authority has also submitted a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system as required by the F.D.A.

The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed a claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer. To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court. Even though the machinery has been certified, there can be no assurances regarding if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

The Company has entered into agreements with certain employees which provide for the grant of common stock and stock options (at an 85% discount to market price as of their date of employment) which vest over a five year period. Additionally, the Company entered into consulting agreements for investor relations and public relations services which provide for the issuance of 30,000 options to purchase the Company's common stock at an 85% discount to the market price of the stock and 100,000 options to purchase the Company's shares at the market price on the dates of signing the respective agreements. Compensation expense relating to these common stock and option grants is approximately $37,000 for the three months ended June 30, 1996.

Additionally, the Company has entered into a consulting agreement which provides for customer introductions to major potential purchasers of the Company's products in return for a fixed cash fee of $30,000. $10,000 was paid against this contract in the quarter ended June 30, 1996.

FINANCIAL CONDITION

Working capital at June 30, 1996 was ($1,194,534) with approximately $700,000 in accounts payable attributable to capital expenditures and leasehold improvements. Cash and cash equivalent balances were $459,709 as of June 30, 1996. Based on the additional funding the Company has secured, (discussed in "Funding Section", below), the Company believes that it has adequate funds to support its operations into 1997.

Based upon various factors discussed herein, the Company's independent public accountants have modified their report on the Company's financial statements in the Company's 1995 Form 10-KSB/A1 to indicate that there is no longer a substantial doubt about the ability of the Company to continue as a going concern.



FUNDING

The Company has received a $4.5 million term loan from a lender with $3 million advanced to the Company upon closing. See Note 7 to the financial statements, "Subsequent Events" for additional details.

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 31, 1997 and August 31, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount).

On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for the over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of six months after the final closing of the placement. As of June 28, 1996, the Company raised $708,750 through the private placement (partial units have been sold). The Company extended the private placement's expiration date from June 28, 1996 to July 31, 1996 but has retained the right to terminate the placement at any time before the expiration date. Since June 30, 1996, the Company has raised an additional $1,203,750 in the private placement. The private placement was closed on July 30, 1996.

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

During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a "Reg S" sale of its Series C Preferred Stock bringing the total of Series C Preferred Stock issued to $4 million. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of July 2, 1996, all of the Series C Preferred Stock issued had been converted into 3,294,735 shares.

To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

                            CROWN LABORATORIES, INC.
                          Consolidated Balance Sheets


                     ASSETS                      UNAUDITED         AUDITED
                                               June 30, 1996  December 31, 1995
                                               -------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                    $   459,709        $   677,431
   Accounts Receivable                               30,521             60,121
   Inventory
          Raw & Packaging Materials                 126,818             97,647
          Finished Goods                             11,347             11,347

   Prepaid expenses & employee and
        officer advances                             30,015             44,509
                                                -----------        -----------
          Total current assets                      658,410            891,055

PROPERTY AND EQUIPMENT
   Leasehold improvements                         1,294,092          1,291,497
   Machinery & Equipment                          7,977,289          7,595,945
                                                -----------        -----------
                                                  9,271,381          8,887,442
Accumulated Depreciation & Amortization            (315,292)          (208,679)
                                                -----------        -----------
     Net Property and Equipment                   8,956,089          8,678,763
MACHINERY RIGHTS & BLUEPRINTS                       184,478            184,478
DEPOSITS & DEFERRED ASSETS                          248,751            232,006
                                                -----------        -----------
     TOTAL ASSETS                               $10,047,728        $ 9,986,302
                                                ===========        ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of
long-term debt and capital lease
liabilities                                     $   321,098        $   267,713
     Accounts payable and accrued expenses        1,569,853          1,451,633
                                                -----------        -----------
         Total current liabilities                1,890,951          1,719,346

ACCRUED SALES TAX PAYABLE                           337,704            387,124
LONG-TERM DEBT & CAPITAL LEASE LIABILITIES        1,229,423          1,408,912

SHAREHOLDERS' EQUITY
   PREFERRED STOCK -- $0.001 par value;           1,000,000          2,121,233
     5,000,000 shares authorized;
     100 shares outstanding in 1996
     and none in 1995

   COMMON STOCK -- $0.001 par value;
     50,000,000 shares authorized;
     16,644,981 and 14,290,513
     shares outstanding
     in 1996 and 1995, respectively                  16,645             14,290
   Additional paid-in-capital                    15,309,845         12,163,600
   Accumulated deficit                           (9,736,840)        (7,828,203)
                                                -----------        -----------
              Total shareholders' equity          6,589,650          6,470,921

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $10,047,728        $ 9,986,302
                                                ===========        ===========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)


                                         For the three months ended       For the six months ended
                                        June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                       ---------------  --------------  --------------  -------------
NET SALES                              $      -         $     -          $     -        $      -

  Cost of Sales
                                       -----------      ----------       -----------    -----------
GROSS PROFIT                                  -               -                -               -

  General and Administrative Expenses    1,016,870         730,434         1,912,766      1,385,404
                                       -----------      ----------       -----------    -----------

LOSS FROM OPERATIONS                    (1,016,870)       (730,434)       (1,912,766)    (1,385,404)
                                       -----------      ----------       -----------    -----------

  Other Income/(Expense)
    Other Income                            25,200            -               50,400           -
    Interest expense                       (44,309)        (42,486)          (85,471)       (68,896)
    Interest income                          1,102          10,468             5,967         28,743
                                       -----------      ----------       -----------    -----------

LOSS BEFORE INCOME TAXES                (1,034,877)       (762,452)       (1,941,870)    (1,425,557)

  Income Tax Provision                        -               -                 -              -
                                       -----------     -----------       -----------    -----------

NET LOSS                               ($1,034,877)      ($762,452)      ($1,941,870)   ($1,425,557)
                                       ===========     ===========       ===========    ===========


NET LOSS PER SHARE                          ($0.07)         ($0.06)           ($0.14)        ($0.12)
                                       ===========     ===========       ===========    ===========



WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                             14,166,236      12,528,058        14,166,236     12,528,058
                                       ===========     ===========       ===========    ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)



                                                               For the six months ended
                                                            June 30, 1996    June 30, 1995
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                      ($1,941,870)     ($1,425,557)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
    Depreciation and amortization                                 106,613            3,792
    Issuance of shares to employees                                79,760           47,561
       and consultants
CHANGES IN ASSETS AND LIABILITIES:
    (Increase)/Decrease in receivables                             29,600               -
    (Increase)/Decrease in inventories                            (29,171)         (79,390)
    (Increase)/Decrease in prepaid expenses                        14,494           29,762
       and employee advances
    Increase/(Decrease) in accounts payable                       118,220          878,613
       and accrued expenses                                     ---------          -------

TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                (1,622,354)        (545,219)
                                                                ---------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures and leasehold improvements              (383,939)      (3,901,907)
    (Increase)/Decrease in deposits and deferred assets           (16,744)         804,824
    Increase/(Decrease) in accrued sales taxes payable            (49,419)              -

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES         (450,102)      (3,097,083)
                                                                  -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loans                                                -           750,000
    Repayment of loans payable                                   (126,104)        (108,821)
    Proceeds from issuance of common and                        2,052,571        2,018,750
       preferred stock and the exercise of warrants
    Fundraising costs                                             (71,733)        (253,031)
                                                                ---------        ---------
TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES           1,854,734        2,406,898
                                                                ---------        ---------
    Net increase/(decrease) in cash and cash equivalents         (217,722)      (1,235,404)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    677,431        1,826,935
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   459,709      $   591,531
                                                              ===========      ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  BACKGROUND AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.



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

The Company received the F.D.A.'s approval of its aseptic processing and packaging equipment on June 25, 1996. There was a panel of six different bacteriological kill tests that had to be passed to file with the F.D.A. They measured the machinery's recording devices' ability to collect and record information from the pre-sterilization process, (both process and packaging related), and continue data collection during actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines is maintained. After the test samples were prepared, they were incubated for a 21 day period and, when the test results were favorable, the Process Authority summarized the results of the tests, combined it with a systems audit (review of machinery, manuals and operating safeguards) and presented their findings to the F.D.A. on the Company's behalf. The Process Authority has also submitted a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system as required by the F.D.A.

The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer. To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court. Even though the machinery has now been certified, there can be no assurances regarding if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

3.  FINANCING

In July, the Company sold $1 million of its Series E Preferred Stock, see "Note 7 to the financial statements, Subsequent Events" for additional information. On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for the over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of six months after the final closing of the placement. As of June 28, 1996, the Company raised $708,750 through the private placement (partial units have been sold). The Company has extended the private placement's expiration date from June 28, 1996 to July 31, 1996 but has retained the right to terminate the placement at any time before the expiration date. Since June 30, 1996, the Company has raised an additional $1,203,750 in the private placement. The private placement was closed on July 30, 1996.

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

During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a "Reg S" sale of its Series C Preferred Stock bringing the total of Series C Preferred Stock issued to $4 million. The entire amount of Series C Preferred Stock issued has been converted into 3,294,735 shares of the Company's common stock.

4.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Refer to Form 10-KSB for discussions on Significant Accounting Policies.

5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease of its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $25,802, subject to annual inflation escalations which commenced in September 1995. During 1995, the Company paid $278,768 in lease payments for the building. Minimum payments due under the building lease are as follows:

                 1996        $309,624
                 1997        $309,624
                 1998        $309,624
                 1999        $154,812
                 2000             -0-

The Company's option to purchase its current manufacturing facility for $2,700,000 has expired. The Company is presently negotiating another option with its landlord.

The Company's option to lease a building in the Fjardo region of Puerto Rico has expired. The Company is presently exploring other alternatives for locating its dry mix operation in Puerto Rico.

6. LITIGATION

The Company will be subject to normal business litigation and claims concerning products and services rendered to the Company. Associated with the Company's construction of its manufacturing facility, the Company has disputes with two major contractors over the services performed. The Company's claims are for defective workmanship, excessive charges for services rendered, claims that charges should have been included under warranties and returns which have not been accepted by the vendor. Although the Company believes that its claims and counterclaims have merit, there can be no assurances that the Company will prevail on the merits of any or all of its claims.

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

After further investigation, it was determined that in the opinion of the Company's counsel that Standard Charter Bank's claims (which have discussed in previously-issued periodic reports) are groundless as they relate to a machine other than the one which was purchased by the Company.

7.  SUBSEQUENT EVENTS

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount).

After June 30, 1996, the Company raised an additional $1.2 million through a private placement of equity securities. See Note 3 to the financial statements, "Financing" for additional details on the private placement.

The Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate, (pegged at a spread of 561 basis points above the 5 year Treasury Note rate at the time of closing), 5 year term loan (interest only for the first six months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis. The Loan Agreement provides that the Company maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow coverage ratio of 2.0 to 1. The cash flow ratio will not come into effect until December 31, 1997. Additionally, as part of the terms of the loan agreement, the Company has agreed to issue 300,000, 5 year, warrants to FINOVA to purchase the Company's common stock at the closing market price of the stock on the date prior to the closing.

Minimum principal payments due on the loan over the next 5 years are as follows.

             1996                   0
             1997                441,809
             1998                591,225
             1999                665,746
             2000                749,659
             Thereafter          551,561
                              ----------
             Total            $3,000,000

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


                                  CROWN LABORATORIES, INC.


Date:  August 16, 1996            By:  /s/ CRAIG E. NASH
                                     -------------------------------------
                                           Craig E. Nash
                                           Chief Executive Officer
                                           Chairman, Board of Directors


                                  By:  /s/ SCOTT E. HILLEY
                                     -------------------------------------
                                           Scott E. Hilley
                                           Vice President, Finance