Form 10KSB/A
period 1995-12-31
CROWN LABORATORIES INC /DE/
filed 1996-09-17
CIK 847385

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A2


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


Although the equipment manufacturers have warranted that the purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler is the first of its kind manufactured for a U.S. company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February, 1995. Numerous modifications, primarily related to installing monitoring devices to seek to meet F.D.A. requirements, have been made to the machinery at the request of the Process Authority. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer, (see
Item 3, "Legal Proceedings"). To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court. There can be no assurances that, now that the machinery is certified, if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

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

    10(h)    Lease for Las Vegas, Nevada (2)

    10(j)    Agreement with NME (2)

    10(k)    Agreements with COHr/Purchase Connection (2)

    10(q)    Employment Agreement with Scott Hilley, as amended (1)*


    22       Subsidiaries (Both 100% owned):   Crown Russia OOO
                                               Crown Laboratories DE P.R., Inc.


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

                                        CROWN LABORATORIES, INC.



Date:  September 12, 1996               By:  /s/  CRAIG E. NASH
                                           ------------------------------------
                                             CRAIG E. NASH
                                             Chief Executive Officer
                                             Chairman of the Board of Directors



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  CRAIG E. NASH             Chairman of the Board of Directors              September 12, 1996
- ------------------------       Chief Executive Officer
CRAIG E. NASH                  (Principal Executive Officer)


/s/  SCOTT O. NASH             Vice Chairman of the Board of Directors         September 12, 1996
- ------------------------       President
SCOTT O. NASH


/s/  SCOTT E. HILLEY           Vice President, Finance                         September 12, 1996
- ------------------------       (Principal Accounting Officer)
SCOTT E. HILLEY


/s/ CHRISTOPHER DEMETREE       Director                                        September 12, 1996
- ------------------------
CHRISTOPHER DEMETREE


/s/  VINCENT J. CASELLA       Director                                         September 12, 1996
- ------------------------
VINCENT J. CASELLA


/s/  LEE ALLEN HOOKER         Director                                         September 12, 1996
- ------------------------
LEE ALLEN HOOKER


/s/  ARTHUR M. BERKOWITZ      Director                                         September 12, 1996
- ------------------------
ARTHUR M. BERKOWITZ


/s/ LINDA CARRICK, Ph.D.      Director                                         September 12, 1996
- ------------------------
LINDA CARRICK, Ph.D.

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