Form 10QSB
period 1996-09-30
CROWN LABORATORIES INC /DE/
filed 1996-11-14
CIK 847385

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                  FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1996

                                       or

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

The number of outstanding shares of the registrant's only class of common stock as of September 30, 1996 Common Stock, $.001 par value -18,795,488

The Company has continued in the pre-marketing phase of operation and had limited sales of dry mix products in the fourth quarter of 1995. For the three month period ended September 30, 1996, the Company incurred losses of ($1,297,353) vs. ($1,140,288) in the same period in 1995. The increased loss is due to additional salary expense associated with additions to staff and other operating expenses (including cost penalties associated with pre-paying a lease on the Company's aseptic filler and not exercising its option to purchase its building which are discussed in detail later in the Notes to the Financial Statements) and start-up expenses associated with the Company's entry into the market. The accumulated consolidated deficit at September 30, 1996 was ($11,044,192) while shareholders' equity was $7,880,957. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

The Company received the U.S. Food & Drug Administration's , (the F.D.A.) approval of its aseptic processing and packaging equipment on June 25, 1996. Since that time, the Company has been involved in fine-tuning its product formulations and modifying its aseptic packaging equipment to support commercial level production in anticipation of its entry into the market.

Even though the machinery has been certified, there can be no assurances regarding if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

The Company has entered into two consulting agreements which provide for customer introductions to major potential purchasers of the Company's products. The first contract calls for a fixed cash fee of $40,000. This amount will be amortized ratably as the customer introductions are made. (Presently estimated to cover a 24-month period). The other contract calls for the consultant to make introductions and follow-up calls to 7 major potential accounts over the next 4 years. The consultant was granted 180,000 shares of the Company's Common Stock as compensation for the agreement. The value of these shares ($225,000), based on the market price of the shares at the time of grant ($1.25 per share), is being expensed ratably over the life of the contract.

Additionally, the Company has entered into agreements with certain employees which provide for the grant of common stock and stock options (at an 85% discount to market price as of their date of employment) which vest over a five year period. Additionally, the Company had entered into consulting agreement for investor relations which provides for the issuance of 30,000 options to purchase the Company's common stock at an 85% discount to the market price of the stock on the date of signing the agreement. Compensation expense relating to these common stock and option grants is approximately $49,000 for the three months ended September 30, 1996.


FINANCIAL CONDITION

Working capital at September 30, 1996 was $1,046,529. Cash and cash equivalent balances were $1,938,090 as of September 30, 1996. Based on the funding the Company has secured, (discussed in "Funding Section", below), the Company believes that it has adequate funds to support its operations into early 1997. After that time the Company will require additional funds to support its
operations and entry and expansion into the marketplace.   There can be no
assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.


FUNDING

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). A total of 50,000 five year options to purchase the Company's common stock at $2.00 per share were issued to two finders for their role in raising these funds.

The Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate (11.93% annual percentage rate), (pegged at a spread of 561 basis points above the 5 year Treasury Note rate at the time of closing), 5 year term loan (interest only for the first nine months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis. The loan agreement requires that the Company adhere to certain covenants. Specifically, they require that the Company maintains a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow ratio of 2.0 to 1. The first two ratios are effective on the closing date of the loan while the cash flow ratio takes effect on December 31, 1997. Additionally, as part of the terms of the loan agreement, the Company has agreed to issue 300,000, 5 year, warrants to FINOVA to purchase the Company's common stock at the closing market price of the stock on the date prior to closing ($1 7/16).

On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for the over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of nine months after the final closing of the placement. The Company extended the private placement's expiration date from June 28, 1996 to July 31, 1996. A total of $1,912,500 was raised in the private placement. The private placement was closed on July 30, 1996.

On September 19, 1996, the Company's Board of Directors approved a re-pricing of the May 10, 1996 Private Placement which had the effect of issuing 36,000 shares of Common Stock per Unit purchased as compared to the 30,000 shares per Unit contained under the original terms of the Private Placement. This resulted in the issuance of an additional 255,000 shares of Common Stock being issued in conjunction with the Private Placement.

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

To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

Except for the historical information contained herein, matters discussed in this Form 10-QSB may be forward looking statements that involve risks and uncertainties, including the Company's beginning of commercial levels of production and the acceptance of its products in the marketplace. Such risks and other risks are detailed from time to time in the Company's SEC report, including Form 10-KSB/A2 for the year ended December 31, 1995.

                            CROWN LABORATORIES, INC.
                          Consolidated Balance Sheets


                      ASSETS                                         UNAUDITED             AUDITED
                                                                 September 30, 1996    December 31, 1995
                                                                 ------------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                                           $1,938,090             $677,431
  Accounts Receivable                                                     11,882               60,121
  Inventory
         Raw & Packaging Materials                                       145,257               97,647
         Finished Goods                                                   24,197               11,347

  Prepaid expenses & employee and
    officer advances                                                     206,027               44,509
                                                                    ------------          -----------
         Total current assets                                          2,325,453              891,055

PROPERTY AND EQUIPMENT
  Leasehold improvements                                               1,300,044            1,291,497
  Machinery & Equipment                                                7,989,550            7,595,945
                                                                    ------------          -----------
                                                                       9,289,594            8,887,442
Accumulated Depreciation & Amortization                                 (369,483)            (208,679)
                                                                    ------------          -----------
     Net Property and Equipment                                        8,920,111            8,678,763
MACHINERY RIGHTS & BLUEPRINTS                                            242,917              184,478
DEPOSITS & DEFERRED ASSETS                                               709,784              232,006
                                                                    ------------          -----------
     TOTAL ASSETS                                                    $12,198,265           $9,986,302
                                                                    ============          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and capital lease liabilities    $314,783             $267,713
  Accounts payable and accrued expenses                                  964,141            1,451,633
                                                                    ------------          -----------
         Total current liabilities                                     1,278,924            1,719,346

ACCRUED SALES TAX PAYABLE                                                312,994              387,124

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                             2,725,390            1,408,912

SHAREHOLDERS' EQUITY
  PREFERRED STOCK -- $0.001 par value;                                 1,010,000            2,121,233
    5,000,000 shares authorized;
    100 shares outstanding in 1996 and 200 in 1995

  COMMON STOCK -- $0.001 par value;
    50,000,000 shares authorized;
    18,795,488 and 14,290,513 shares outstanding
    in 1996 and 1995, respectively                                        18,795               14,290
  Additional paid-in-capital                                          17,896,354           12,163,600
  Accumulated deficit                                                (11,044,192)          (7,828,203)
                                                                    ------------          -----------
            Total shareholders' equity                                 7,880,567            6,470,921
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $12,198,265           $9,986,302
                                                                    ============          ===========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)


                                                   For the three months ended                For the nine months ended

                                              September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                              ------------------   ------------------   ------------------   ------------------
NET SALES                                        $       -           $        -           $        -            $        -

  Cost of Sales                                          -           $        -                    -                     -

GROSS PROFIT                                             -                    -                    -                     -

  General and Administrative Expenses                1,151,137            1,064,050           3,063,913             2,531,445
                                                   -----------          -----------         -----------           -----------

LOSS FROM OPERATIONS                                (1,151,137)          (1,064,050)         (3,063,913)           (2,531,445)

  Other Income/(Expense)
    Other Income                                        25,200                -                  75,600                  -
    Other Expense                                     (119,783)                                (119,783)
    Interest expense                                   (64,998)             (84,152)           (154,541)             (153,048)
    Interest income                                     13,366                7,914              23,415                36,657

LOSS BEFORE INCOME TAXES                            (1,297,353)          (1,140,288)         (3,289,223)           (2,647,835)

  Income Tax Provision                                   -                    -                    -                    -
                                                   -----------          -----------         -----------           -----------
NET LOSS                                           ($1,297,353)         ($1,140,288)        ($3,025,223)          ($2,647,835)
                                                   ===========          ===========         ===========           ===========

NET LOSS PER SHARE                                      ($0.07)              ($0.08)             ($0.19)               ($0.20)
                                                   ===========          ===========         ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                       17,833,920           13,760,727          16,833,920            13,124,891
                                                   ===========          ===========         ===========           ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)



                                                                        For the nine months ended

                                                             September 30, 1996          September 30, 1995
                                                             ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                        ($3,239,223)                ($2,647,836)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
   Depreciation and amortization                                    160,804                      59,595
   Issuance of shares to employees                                  497,509                     148,399
      and consultants
CHANGES IN ASSETS AND LIABILITIES:
   (Increase)/Decrease in receivables                                48,239                        -
   (Increase)/Decrease in inventories                               (60,460)                   (220,372)
   (Increase)/Decrease in prepaid expenses
      and employee advances                                        (161,518)                     33,024
   Increase/(Decrease) in accounts payable
      and accrued expenses                                         (487,492)                    865,220
                                                                -----------                 -----------

TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                  (3,242,140)                 (1,761,970)
                                                                -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures and leasehold improvements                 (402,151)                 (4,558,657)
   (Increase)/Decrease in rights and blueprints                     (58,440)                       -
   (Increase)/Decrease in deposits and deferred assets             (204,729)                    597,300
   Increase/(Decrease) in accrued sales taxes payable               (74,129)                       -

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES           (739,449)                 (3,961,357)
                                                                -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans                                            3,000,000                     750,000
   Repayment of loans payable                                    (1,636,452)                   (163,671)
   Proceeds from issuance of common and                           4,256,322                   5,399,750
      preferred stock and the exercise of warrants
   Cost of funding                                                 (273,049)                       -
   Fundraising costs                                               (104,573)                   (331,201)
                                                                -----------                 -----------

TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES             5,242,248                   5,654,878
                                                                -----------                 -----------

     Net increase/(decrease) in cash and cash equivalents         1,260,659                     (68,449)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      677,431                   1,826,935
                                                                -----------                 -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $1,938,050                  $1,758,486
                                                                ===========                 ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  BACKGROUND AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.


2.  MANUFACTURING FACILITY

The Company presently leases a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company received the F.D.A.'s approval of its aseptic processing and packaging equipment on June 25, 1996. Since that time, the Company has been involved in fine-tuning its product formulations and modifying its aseptic packaging equipment to support commercial level production in anticipation of its entry into the market.

Even though the machinery has now been certified, there can be no assurances regarding if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

The Company's option to purchase its facility in Las Vegas has expired. The Company has expensed $65,800 in non-refundable fees and deposits associated with the financing and purchase of its building. These expenses are included in the "Other Income/Expense" section contained in the Consolidated Statements of Operations. The Company believes that there is a possibility that a portion or all of these fees and deposits will be recovered.


3.  FINANCING

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). A total of 50,000 five year options to purchase the Company's common stock at $2.00 per share were issued to two finders for their roles in raising these funds.

The Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate (11.93% annual percentage rate), (pegged at a spread of 561 basis points above the 5 year Treasury Note rate at the time of closing), 5 year term loan (interest only for the first nine months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis.

The loan agreement requires that the Company adhere to certain covenants. Specifically, they require that the Company maintains a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow ratio of 2.0 to 1. The first two ratios are effective on the closing date of the loan while the cash flow ratio takes effect on December 31, 1997. Additionally, as part of the terms of the loan agreement, the Company has agreed to issue 300,000, 5 year, warrants to FINOVA to purchase the Company's common stock at the closing market price of the stock on the date prior to closing. The Company paid $80,000 as a cash fee to a finder and the finder's nominee. Additionally, the Company issued to the finder's nominee, 100,000 shares of the Company's Common Stock and 50,000 Warrants to purchase the Company's Common Stock at the closing market price of the stock on the date of closing the loan ($1.4375 per share). The cost of the finders fee and the stock granted to the finder's nominee are being amortized over the life of the loan (5 years). In connection with the loan from FINOVA, the Company incurred legal expenses, for both their attorneys and for FINOVA's attorneys (as provided for in the loan agreement) totaling approximately $49,000. These amounts have been capitalized and are being expensed over the life of the loan.

Minimum principal payments due on the loan over the next 5 years are as follows:

                Year                       Principal Due
                ----                       -------------
                1996                         $        0
                1997                            395,635
                1998                            585,405
                1999                            659,192
                2000                            742,280
                Thereafter                      617,488
                                             ----------
                Total Principal              $3,000,000

From the proceeds of the loan, the Company paid off its loans with First Security Bank of Nevada (secured term loan and SBA loan), its lease with G.E. Capital Corporation financing its aseptic processor, its telephone system lease and its fork lift and pallet lift leases. The Company paid a pre-payment penalty on its lease with G.E. Capital of $53,983.23. This amount has been expensed in the quarter ended September 30, 1996. This expense is included in the "Other Income/Expense" section contained in the Consolidated Statements of Operations.

On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for the over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of nine months after the final closing of the placement. As of September 30, 1996, the Company had raised $1,912,500 through the private placement (partial units have been sold) which was closed on July 30, 1996.

On September 19, 1996, the Company's Board of Directors approved a re-pricing of the May 10, 1996 Private Placement which had the effect of issuing 36,000 shares of Common Stock per Unit purchased as compared to the 30,000 shares per Unit contained under the original terms of the Private Placement. This resulted in the issuance of an additional 255,000 shares of Common Stock being issued in conjunction with the Private Placement.

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

To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

4.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Refer to Form 10-KSB for discussions on Significant Accounting Policies.



5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease of its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments OF $25,576, subject to annual
inflation escalations.   During 1995, the Company paid $278,768 in lease
payments for the building. Minimum payments due under the building lease are as follows:

                 1996        $318,912
                 1997        $318,912
                 1998        $318,912
                 1999        $159,456
                 2000           -0-

6. LITIGATION

The Company will be subject to normal business litigation and claims concerning products and services rendered to the Company. None of these matters are material to the Company's financial position or results of operations.

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company has sought to enforce the legends on its stock under the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a superscedeas bond in the amount of $89,695 secured by a certificate of deposit to cover its potential liability in this case. As the enforceability of the Company's legends on its securities is at stake, the Company posted a bond and appealed the Nevada District Court's decision. This appeal has been accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment, approximately $64,000 in 1995.

         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the respective "alter egos" in September, 1995. The action is for breach of contract, misrepresentation, fraud and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention.

On September 9, 1996, the Company entered into a settlement agreement with Paul Kouri to settle all claims, demands and/or causes of action which may exist between them, whether known, unknown or suspected. Under the settlement agreement, the Company has agreed, among other things, to provide to Mr. Kouri 180,000 shares of Common Stock. The Company has further agreed to include these shares in the next registration statement which the Company would use its best efforts to file within 30 days from the date of the settlement agreement. In return, Mr. Kouri has agreed to enter into a non-assignable four year marketing agreement with the Company pursuant to which Mr. Kouri will assist the Company in marketing its products.

7. SUBSEQUENT EVENTS

On November 11, 1996, The Pacific Stock Exchange began trading the Company's Common Stock. This is in addition to the Company's existing listing on the American Stock Exchange's Emerging Company Marketplace ("AMEX:ECM").

Additionally, the Company shipped approximately $33,000 of its dry-mix products to a customer in Asia.


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

                       See Note 6 in the Notes to Financial Statements


         Item 6.  Exhibits and Reports on Form 8-K

                       (a) Exhibits

                          10.1 FINOVA Capital Corporation Loan and Securtity
                               Agreement

                       (b) Reports on Form 8-K

                           None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CROWN LABORATORIES, INC.




Date: November 14, 1996                 By: /s/ Craig E. Nash
                                            ----------------------------------
                                            Craig E. Nash
                                            Chief Executive Officer
                                            Chairman, Board of Directors


                                        By: /s/ Scott E. Hilley
                                            ----------------------------------
                                            Scott E. Hilley
                                            Vice President, Finance