Form 10QSB/A
period 1996-09-30
CROWN LABORATORIES INC /DE/
filed 1996-11-15
CIK 847385

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB


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
                                  (UNAUDITED)


                                                   For the three months ended                For the nine months ended

                                              September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                              ------------------   ------------------   ------------------   ------------------
NET SALES                                        $       -           $        -           $        -            $        -

  Cost of Sales                                          -           $        -                    -                     -

GROSS PROFIT                                             -                    -                    -                     -

  General and Administrative Expenses                1,151,137            1,064,050           3,063,913             2,531,445
                                                   -----------          -----------         -----------           -----------

LOSS FROM OPERATIONS                                (1,151,137)          (1,064,050)         (3,063,913)           (2,531,445)

  Other Income/(Expense)
    Other Income                                        25,200                -                  75,600                  -
    Other Expense                                     (119,783)                                (119,783)
    Interest expense                                   (64,998)             (84,152)           (154,541)             (153,048)
    Interest income                                     13,366                7,914              23,415                36,657

LOSS BEFORE INCOME TAXES                            (1,297,353)          (1,140,288)         (3,239,223)           (2,647,835)

  Income Tax Provision                                   -                    -                    -                    -
                                                   -----------          -----------         -----------           -----------
NET LOSS                                           ($1,297,353)         ($1,140,288)        ($3,239,223)          ($2,647,835)
                                                   ===========          ===========         ===========           ===========

NET LOSS PER SHARE                                      ($0.07)              ($0.08)             ($0.19)               ($0.20)
                                                   ===========          ===========         ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                       17,833,920           13,760,727          16,833,920            13,124,891
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