Form 10QSB/A
period 1996-09-30
CROWN LABORATORIES INC /DE/
filed 1996-11-22
CIK 847385

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-QSB


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The Company has continued in the pre-marketing phase of operation. For the three month period ended September 30, 1996, the Company incurred losses of ($1,297,353) vs. ($1,140,288) in the same period in 1995. The increased loss is due to additional salary expense associated with additions to staff and other operating expenses (including cost penalties associated with pre-paying a lease on the Company's aseptic processor and not exercising its option to purchase its building which are discussed in detail later in the Notes to the Financial Statements) and start-up expenses associated with the Company's entry into the market. The accumulated consolidated deficit at September 30, 1996 was ($11,044,192) while shareholders' equity was $7,880,957. Losses have continued since such date due primarily to expenditures for salaries, plant start-up and other operating expenses.

The Company received U.S. Food & Drug Administration (F.D.A.) approval of its aseptic processing and packaging equipment on June 25, 1996. Since that time, the Company has been involved in fine-tuning its product formulations and modifying its aseptic packaging equipment to support commercial level production in anticipation of its entry into the market.

Even though the machinery has been certified, there can be no assurances regarding if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

The Company has entered into two consulting agreements which provide for customer introductions to major potential purchasers of the Company's products. The first contract calls for a fixed cash fee of $40,000. This amount will be amortized ratably as the customer introductions are made presently estimated to cover a 24-month period. The other contract calls for the consultant to make introductions and follow-up calls to 7 major potential accounts over the next 4 years. The consultant was granted 180,000 shares of the Company's Common Stock as compensation for the agreement. The value of these shares ($225,000), based on the market price of the shares at the time of grant ($1.25 per share), is being expensed ratably over the life of the contract.

Additionally, the Company has entered into agreements with certain employees which provide for the grant of common stock and stock options (at an 85% discount to market price as of their date of employment) which vest over a five year period. Additionally, the Company had entered into a consulting agreement for investor relations services which provides for the issuance of 30,000 options to purchase the Company's common stock at an 85% discount to the market price of the stock on the date of signing the agreement. Compensation expense relating to these common stock and option grants is approximately $49,000 for the three months ended September 30, 1996.

Effective on August 15, 1996, the Board of Directors granted 50,000 options to purchase the Company's common stock at 85% of market price of the stock on the date of grant to each of three outside directors (Arthur Berkowitz, Linda Carrick, Ph.D. and Lee Hooker) for their service on the Board of Directors over the next two years. 25,000 options vest upon the date of grant with the remaining 25,000 vesting on June 1, 1998. All options expire on August 13, 1999.

Additionally, the Board of Directors granted 40,000 options to purchase the Company's common stock at $1.75 per share to Arthur Berkowitz for his efforts in the establishment of a marketing consulting agreement for the Company. These options, (20,000 of which vest immediately with the remaining 20,000 vesting based upon the achievement of certain sales levels to specific major accounts), expire on September 24, 1999.

FINANCIAL CONDITION

Working capital at September 30, 1996 was $1,046,529. Cash and cash equivalent balances were $1,938,090 as of September 30, 1996. Based on the funding the Company has secured (discussed in "Funding", below), the Company believes that it has adequate funds to support its operations into early 1997. After that time the Company may require additional funds to support its operations and entry and
expansion into the marketplace.   There can be no assurances that the Company
will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.


FUNDING

On July 31, 1996, the Company raised $1 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date, (the longer the stock is held, the deeper the discount unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which the Series E Preferred Stock is convertible continues to grow. This number is not subject to a ceiling. A total of 50,000 five year options to purchase the Company's common stock at $2.00 per share were issued to two finders for their role in raising these funds.

The Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate (11.93% annual percentage rate); (this rate is pegged at a spread of 561 basis points above the 5 year Treasury Note rate at the time of closing), 5 year term loan (interest only for the first six months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis. The loan agreement requires that the Company adhere to certain covenants. Specifically, they require that the Company maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow ratio of 2 to
1. The first two covenants are effective on the closing date of the loan while the cash flow ratio takes effect on December 31, 1997. Additionally, as part of the terms of the loan agreement, the Company has agreed to issue 300,000 five year, warrants to FINOVA to purchase a share of the Company's common stock at the closing market price of the stock on the date prior to closing ($1 7/16).

On May 10, 1996, the Company commenced a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for the over-subscription of the placement up to $3,000,000 at the Company's discretion) in units priced at $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of six months after the final closing of the placement. The Company extended the private placement's expiration date from June 28, 1996 to July 31, 1996. A total of $1,912,500 was raised in the private placement. The private placement was closed on July 30, 1996.

On September 19, 1996, the Company's Board of Directors approved a re-pricing of the May 10, 1996 Private Placement. Under the re-pricing, each unit was adjusted to consist of 36,000 shares of Common Stock per Unit purchased as compared to the 30,000 shares per Unit contained under the original terms of the Private Placement. This resulted in the issuance of an additional 255,000 shares of Common Stock being issued in conjunction with the Private Placement.

On February 15, 1996, the Company offered the holders of its warrants (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the original exercise price. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants for which the aggregate exercise price was $843,821 were exercised.

During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a placement pursuant to Regulation S under the Securities Act of 1933, as amended of its Series C Preferred Stock bringing the total of Series C Preferred Stock issued to $4 million. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of July 2, 1996, all of the Series C Preferred Stock issued had been converted into 3,294,735 Common Shares.

To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

Except for the historical information contained herein, matters discussed in this Form 10-QSB may be forward looking statements that involve risks and uncertainties, including the Company's beginning of commercial levels of production and the acceptance of its products in the marketplace. Such risks and other risks are detailed from time to time in the Company's SEC report, including Form 10-KSB, Form 10-KSB/A1 and Form 10-KSB/A2 for the year ended December 31, 1995.

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
    5,000,000 shares authorized;
    100 shares outstanding in 1996 and 200 in 1995

  COMMON STOCK -- $0.001 par value;
    50,000,000 shares authorized;
    18,795,488 and 14,290,513 shares outstanding
    in 1996 and 1995, respectively                                        18,795               14,290
  Additional paid-in-capital                                          17,896,354           12,163,600
  Accumulated deficit                                                (11,044,192)          (7,828,203)
                                                                    ------------          -----------
            Total shareholders' equity                                 7,880,957            6,470,921
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $12,198,265           $9,986,302
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
                                                   ===========          ===========         ===========           ===========



      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)



                                                                        For the nine months ended

                                                             September 30, 1996          September 30, 1995
                                                             ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                        ($3,239,223)                ($2,647,836)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
   Depreciation and amortization                                    160,804                      59,595
   Issuance of shares to employees                                  497,509                     148,399
      and consultants
CHANGES IN ASSETS AND LIABILITIES:
   (Increase)/Decrease in receivables                                48,239                        -
   (Increase)/Decrease in inventories                               (60,460)                   (220,372)
   (Increase)/Decrease in prepaid expenses
      and employee advances                                        (161,518)                     33,024
   Increase/(Decrease) in accounts payable
      and accrued expenses                                         (487,492)                    865,220
                                                                -----------                 -----------

TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                  (3,242,140)                 (1,761,970)
                                                                -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures and leasehold improvements                 (402,151)                 (4,558,657)
   (Increase)/Decrease in rights and blueprints                     (58,440)                       -
   (Increase)/Decrease in deposits and deferred assets             (204,729)                    597,300
   Increase/(Decrease) in accrued sales taxes payable               (74,129)                       -

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES           (739,449)                 (3,961,357)
                                                                -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans                                            3,000,000                     750,000
   Repayment of loans payable                                    (1,636,452)                   (163,671)
   Proceeds from issuance of common and                           4,256,322                   5,399,750
      preferred stock and the exercise of warrants
   Cost of funding                                                 (273,049)                       -
   Fundraising costs                                               (104,573)                   (331,201)
                                                                -----------                 -----------

TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES             5,242,248                   5,654,878
                                                                -----------                 -----------

     Net increase/(decrease) in cash and cash equivalents         1,260,659                     (68,449)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      677,431                   1,826,935
                                                                -----------                 -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $1,938,090                  $1,758,486
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


3.  FINANCING

On July 31, 1996, the Company raised $1 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's common stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date, (the longer the stock is held, the deeper the discount unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which the Series E Preferred Stock is convertible continues to grow. This number is not subject to a ceiling. A total of 50,000 five year options to purchase the Company's common stock at $2.00 per share were issued to two finders for their roles in raising these funds.

The Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate (11.93% annual percentage rate); (this rate is pegged at a spread of 561 basis points above the 5 year Treasury Note rate at the time of closing), 5 year term loan (interest only for the first six months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis.

The loan agreement requires that the Company adhere to certain covenants. Specifically, they require that the Company maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow ratio of 2 to 1. The first two covenants are effective on the closing date of the loan while the cash flow ratio takes effect on December 31, 1997. Additionally, as part of the terms of the loan agreement, the Company has agreed to issue 300,000 five year, warrants to FINOVA to purchase a share of the Company's common stock at the closing market price of the stock on the date prior to closing ($1 7/16). The Company paid $80,000 as a cash fee to a finder and the finder's nominee. Additionally, the Company issued to the finder's nominee, 100,000 shares of the Company's Common Stock and 50,000 Warrants to purchase the Company's Common Stock at the closing market price of the stock on the date of closing the loan ($1.4375 per share). The cost of the finders fee and the stock granted to the finder's nominee are being amortized over the life of the loan (5 years). In connection with the loan from FINOVA, the Company incurred legal expenses, for both their attorneys and for FINOVA's attorneys (as provided for in the loan agreement) totaling approximately $49,000. These amounts have been capitalized and are being expensed over the life of the loan.

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

On May 10, 1996, the Company commenced a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for the over-subscription of the placement up to $3,000,000 at the Company's discretion) in units priced at $45,000. Each unit consists of 30,000 shares of the Company's common stock and 30,000 warrants to purchase the Company's common stock at a price of $1.60 for a period of six months after the final closing of the placement. As of September 30, 1996, the Company had raised $1,912,500 through the private placement (partial units have been sold) which was closed on July 30, 1996.

On September 19, 1996, the Company's Board of Directors approved a re-pricing of the May 10, 1996 Private Placement. Under the re-pricing, each unit was adjusted to consist of 36,000 shares of Common Stock per Unit purchased as compared to the 30,000 shares per Unit contained under the original terms of the Private Placement. This resulted in the issuance of an additional 255,000 shares of Common Stock being issued in conjunction with the Private Placement.

On February 15, 1996, the Company offered the holders of its warrants (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the original exercise price. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants for which the aggregate exercise price was $843,821 were exercised.

During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a placement pursuant to Regulation S under the Securities Act of 1933, as amended of its Series C Preferred Stock bringing the total of Series C Preferred Stock issued to $4 million. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into common stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of July 2, 1996, all of the Series C Preferred Stock issued had been converted into 3,294,735 Common Shares.

To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

4.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Refer to Form 10-KSB for discussions of Significant Accounting Policies.



5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease of its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $26,576, subject to annual
inflation escalations.   During 1995, the Company paid $278,768 in lease
payments for the building. Minimum payments due under the building lease are as follows:

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

         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the defendant company's "alter egos" in September, 1995. The action is for breach of contract, misrepresentation and fraud. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company therefore brought suit against Rolfenade and its alter egos. The Company has served all defendants under the Hague Convention.

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


PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings

                  See Note 6 in the Notes to Financial Statements

       Item 4.  Submission of Matters to a Vote of Security-Holders

                  The annual meeting of shareholders of the Company was held on July 18, 1996, at the Rio Hotel & Casino in Las Vegas, Nevada. At the Meeting, an election of members of the Board of Directors of the Company was held and the following individuals (comprising the entire membership of the Board) were elected to one year terms.

                  Member of the Board   Votes For   Votes Against   Abstentions
                  -------------------   ---------   -------------   -----------
                  Craig E. Nash         11,987,536     127,234         10,415
                  Scott O. Nash         11,987,536     127,234         10,415
                  Arthur M. Berkowitz   11,987,536     127,234         10,415
                  Linda Carrick, Ph.D.  11,986,036     128,734         10,415
                  Vincent J. Casella    11,986,036     128,734         10,415
                  Christopher Demetree  11,986,036     128,734         10,415
                  Lee Allen Hooker      11,986,036     128,734         10,415


       Item 6.  Exhibits and Reports on Form 8-K

                   (a) Exhibits

                       10.1  FINOVA Capital Corporation Loan and Security
                             Agreement

                   (b) Reports on Form 8-K

                       None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CROWN LABORATORIES, INC.




Date: November 21, 1996                 By: /s/ Craig E. Nash
                                            ----------------------------------
                                            Craig E. Nash
                                            Chief Executive Officer
                                            Chairman, Board of Directors


                                        By: /s/ Scott E. Hilley
                                            ----------------------------------
                                            Scott E. Hilley
                                            Vice President, Finance