Form 10KSB
period 1996-12-31
CROWN LABORATORIES INC /DE/
filed 1997-04-15
CIK 847385

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                          Commission File No. 1-12848

                            CROWN LABORATORIES, INC.
                 (Name of small business issuer in its charter)

                Delaware                                       75-2300995
      (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

          6780 Caballo Street                                      89119
             Las Vegas, NV                                      (Zip Code)
(Address of Principal Executive Offices)


       Issuer's Telephone Number, including area code:    (702) 696-9300

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  COMMON
Name of each exchange on which registered:  AMERICAN STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-KSB or any amendment to this form 10-KSB.   Yes______  No    X

State issuer's revenue for the most recent fiscal year:  $0.00

The aggregate value of the Common Stock held by non-affiliates on December 31, 1996 was $17,620,770. As of December 31, 1996 there were 18,795,488 shares of
Crown Laboratories, Inc., Common Stock, $.001 par value outstanding.

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS

GENERAL

The Company is engaged in the development of, and intends to manufacture and market, a proprietary line of pharmaceutically-balanced nutritional products designed for the special needs of residents in nursing homes and patients in hospitals. Generally, these individuals are over age 70, and prefer foods that are easy to ingest, flavorful, easily digestible and nutritionally complete. The Company's products will be provided in aseptically-sealed, ready-to-drink packages. Product formulations are designed to provide a maximum of nutrient and caloric support in easily consumable forms. The Company currently intends to offer four liquid nutritional products and 26 dry-mixed products for use by individuals with dietary restrictions, including low sodium and diabetic diets.

The Company's liquid nutritional product line will consist of both standard products for nursing homes (nutritional supplements and milkshake-type products in a variety of flavors) as well as specialized products targeted towards patients with kidney dysfunction and tube feeding needs.

On June 25, 1996, the Company received approval for its aseptic manufacturing and filling equipment from the U.S. Food & Drug Administration (F.D.A.). Commissioning of the equipment is required by the F.D.A. The commissioning process began on April 13, 1995, with the Company working with the National Food Laboratories (the Process Authority) to review its manufacturing equipment, manufacturing procedures and operating manuals and to monitor the bacteriological kill tests for compliance with applicable federal regulations. The National Food Laboratories is an international food and research and development organization with laboratory facilities in Dublin, California; Washington, D.C.; and Seattle, Washington and is a wholly-owned subsidiary of the National Food Processors Association.

There is a panel of six different bacteriological kill tests that must be passed to file with the F.D.A. They measure the machinery's recording devices' ability to collect and record information from the pre-sterilization process (both process and packaging related), continue data collection during actual manufacturing, and assure that complete compliance with aseptic manufacturing guidelines is maintained. After the test samples are prepared, they are incubated for a 21 day period and, if the test results are favorable, the Process Authority summarizes the results of the tests and combines it with their systems audit (review of machinery, manuals and operating safeguards) and presents their findings to the F.D.A. on the Company's behalf. The F.D.A. then has 30 working days to respond to the Company with additional questions or requests for information. In the absence of such a request, the Company is authorized to produce and market its products. The Process Authority has confirmed that the Company has passed the six sterility tests. On April 12, 1996, The Process Authority and the Company provided the F.D.A. with a preliminary submission of documentation pertinent to the filing of Company's system including a description of the low-acid aseptic processing system, the aseptic filler manual and a piping diagram for the entire production and packaging system.

Since that time, the Company has been involved in modifying its product formulation and aseptic packaging equipment to support commercial level production in anticipation of its entry into the market.

The Company has entered into two consulting agreements which provide for customer introductions to major potential purchasers of the Company's products. The first contract calls for a fixed cash fee of $40,000. This amount will be amortized ratably as the customer introductions are made, presently estimated
to cover a 24 month period.   The other contract calls for the consultant to
make introductions and follow-up calls to 7 major potential accounts over the next 4 years. The consultant was granted 180,000 shares of the Company's Common Stock as compensation for the agreement. The value of these shares ($225,000), based on the market price of the shares at the time of grant ($1.25 per share), is being expensed ratably over the life of the contract.

RECENT SIGNIFICANT DEVELOPMENTS

On February, 28, 1997, the Company announced a three-year agreement with renewal options with McKesson Corporation's U.S. Health Care unit. The agreement calls for McKesson to distribute Crown's liquid nutritional and dietary products to the home health care, hospital, and nursing home markets. The management believes that, while the best effort agreement will produce revenues growing to $1.5 million per month during the ensuing months there can be no assurance that this estimate will be reached. The agreement has a thirty day cancellation provision.

On March 4, 1997, the Company announced that Crown and Tufts University had created an alliance in human nutrition to pursue a variety of joint activities in the area of nutritional product research, education, and public information dissemination. Specific activities of the initiative will include the formation of a Crown\Tufts steering committee to be guided by a Tufts Associate Dean, and the establishment of graduate fellowships to be funded by Crown for their advanced graduate students studying human nutrition science. Crown will contribute $80,000 during the first year, and if continued, $100,000 each following year for four years. The agreement is a year to year obligation with cancellation clauses for both parties.

On March 7, 1997, the Company raised $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E
Preferred Stock.   The Series E Preferred Stock imputes an average effective
interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

On April 9, 1997, the Company announced the authorization of expenditures up to $500,000 for purchases of its common stock to be retained as treasury stock. The authorization to make these purchases may be discontinued at any time and does not constitute a commitment by the Company to buy a specific amount of its shares.

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996, THE MATTERS DISCUSSED HEREIN INCLUDE FORWARD-LOOKING INFORMATION.

Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ materially from those projected or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, (i) the anticipated growth of the Company's revenues from development, manufacture and sale of the Company's products, (ii) the anticipated expansion of the Company's international activities, (iii) the impact of competitive products and pricing, (iv) approval of the Company's products and manufacturing equipment by government agencies such as the United States Food and Drug Administration, and (v) other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request.

When used in this Annual Report, the words "intend", "estimated", "believe", "expect", and similar expressions which are not historical are intended to identify forward-looking statements. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company. References made in the Annual Report on Form 10-KSB to "Crown", the "Company", or the "Registrant" refer to Crown Laboratories, Inc.

THE MARKET

The need and demand for nursing home services are increasing as a direct result of the overall aging of the United States population. The result of this longer life span has been an increase in the number of people with debilitating conditions that make the tasks of day-to-day living difficult to achieve, and an overall change in the demographics of the U.S. population. In relative terms, the fastest growing segment of the population is individuals over the age of 85. This group has tripled since 1960 and is expected to double again over the next 20 years. The nursing home industry has been a primary beneficiary of this demographic shift to the point where it represented $69.6 billion, or 7.9% of the total personal healthcare dollars spent in the United States in 1993. These trends should continue to increase annually over the next several years. Presently, there are approximately 20,000 nursing homes in the United States with an average of 100 beds per nursing home. Today, the nursing home industry is a multi-billion dollar business, with one of the highest growth rates in expenditures among all health services. A nursing home stay is a common event for the elderly population in America. Although only 5% of the elderly reside in nursing homes at any point in time, the lifetime risk of entering a nursing home is approximately 30%. One out of every five individuals living past the age of 65 and one of three aged 85 or older will spend some time in a nursing home. The median age of nursing home residents is now 81 years.

As a result of the aging of society and changes in hospital practices, the character of nursing homes has changed dramatically in the past 10 years. Nursing homes are now complex institutions caring for people who, because of severe incapacities, need both sub-acute and chronic care. The costs of nursing home care are increasing faster than inflation. At present, 65% of the cost of care is paid for by state Medicare programs with the remaining 35% paid for by private insurance or individuals. Increasingly, insurance providers are attempting to control costs by limiting hospital coverage, which has resulted in a 40% reduction in the length of stay at the hospital. This encourages early transfer from acute care facilities into long term care facilities. The result is that nursing home populations are becoming more disabled with increasing acuity requiring a higher level of care. As care increases, the use of pharmaceutical food supplements also increases. The Company estimates that over fifty percent of the nursing home population receives a liquid supplement at least two times per day.

PRODUCTS

The Company has developed and intends to market the following products:

LIQUID PRODUCTS. Upon completion of its manufacturing facility, the Company will offer a line of liquid specialty dietary-control products in an aseptic liquid packaged form in a variety of flavors.

         WINLAC(TM) - A Complete Supplement. WinLac is a lactose-free nutritional supplement which fulfills the general supplementation
         requirements of long term nursing and acute care facilities.   WinLac
         is high in protein and lactose-free, since most elderly individuals cannot break down the sugars found in milk products (lactose). A four-ounce serving of WinLac provides 200 calories and approximately 20% of the United States Recommended Daily Allowance of vitamins and minerals.

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

         ENTRALITE(TM)  -  Tube-Feeding Product under review.

DRY-MIX PRODUCTS - The Company has developed 26 dry-mix products to be used for protein enhancement, caloric enhancement, low sodium and sugar free diets
of the geriatric population.    These dry-mix products have been test marketed
and clinically tested. The Company's dry-mix nutritional products, packaged in form, fill and seal bags, include a protein and carbohydrate supplement, a complete instant breakfast supplement, a full assortment of low sodium, sugar free items as well as no-bake egg custard, whipped topping and texture enhancement products.

FUTURE PRODUCT DEVELOPMENT. Management anticipates adding new flavors and textures to its nutritionals product line. In addition, the Company anticipates developing additional formulations utilizing its proprietary emulsion technologies to address specific medical situations. There can be no assurances that the Company will be successful in developing new products or, if it is successful in developing new products, that the products will meet with acceptance in the marketplace.


PATIENT BENEFITS

     The Company's products provide specific patient benefits:

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

         INCREASED NUTRITIONAL DENSITY. The Company designed its products to provide increased nutritional density since the patients studied in their clinical tests could not consume a sufficient volume of food to both support ongoing metabolism and maintain health. The Company's four-ounce liquid products contain essentially the same nutritional density in proteins, minerals and vitamins as eight ounces of the competitive brands.

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

         NO REFRIGERATION REQUIRED. Government regulations, requiring that scratch preparation milk-based products be carefully refrigerated, are closely monitored and strictly enforced by the various regulatory agencies. Failure to follow proper temperature requirements can result in the imposition of penalties to the facility. The Company's products will be stored in aseptically-sealed containers that require no refrigeration during transport, storage or prior to serving.


MARKETING STRATEGY

Unlike the Company's major competitors (Ross Laboratories, Inc. and Mead Johnson Nutritionals, who together control an estimated 93% of the market), the Company will focus its primary efforts on the nursing home segment of the medical nutritionals market. Management believes that by concentrating its efforts on addressing the needs of the nursing home market, developing appropriate product formulations, packaging formats and marketing strategies, it will be successful in penetrating and gaining a significant share of this market which has been under-serviced by competition.

The Company also intends to expand its business through new product introductions utilizing its proprietary production and aseptic filling technologies as well as through expansion into international markets. There can be no assurances that the Company will be successful in either of these areas.

The nursing home market is presently undergoing consolidation with large nursing home chains acquiring one another in an attempt to obtain economies of scale. The Company's management has a significant number of long-standing business relationships with the senior management of these major accounts. The Company believes that this presents significant opportunities for it since obtaining only one or two major accounts or portions of their total business will provide enough sales volume to achieve break-even levels. There can be no assurances that the Company will be successful in obtaining sufficient volumes from these major accounts, or if they are achieved, that the profit margins resulting from these sales will be sufficient to provide break-even operations. The Company's future sales may be dependent on a few major accounts.

The Company recently signed a major marketing and distribution agreement with McKesson Corporation's Health Care Unit. This agreement will allow the Company not only to penetrate the nursing home market, but also the hospital and home health care markets. The agreement calls for McKesson to distribute Crowns' products to all three market segments over a three-year period with renewal options.

COMPETITION

The pharmaceutical nutritional product industry's annual revenue is estimated by the Company to approximate $4 billion in the United States alone. Three companies currently dominate the market: Ross Laboratories, Inc. (a division of Abbott Laboratories, Inc. (NYSE)), Mead Johnson Nutritionals, (a division of Bristol-Meyers-Squibb, Inc. (NYSE)), and Sandoz Nutrition, (a division of Sandoz Pharmaceuticals, Inc.). Clintec, (a division of Nestle Foods), competes with tube feeding products.

All of these companies are much larger and better financed than the Company, have established products and an established customer base, and can, therefore, devote more resources to research and development, production and marketing activities. Further, these companies may respond vigorously to the Company's entry into the market by targeting products to nursing homes or repositioning their product lines in more concentrated serving sizes. Therefore, the Company may not be a significant factor in these markets for the near or foreseeable future. Further, due to the size of the major nursing home and hospital chains, the Company may find its sales concentrated initially in a few large accounts.

MANUFACTURING

Manufacturing of dry mix products entails the purchasing of raw materials such as sugar and non-fat dry milk, measuring the ingredients based on formulations, mixing and finally, packaging. The Company will check its products for quality and moisture content at its own in-plant laboratory facility. The dry mix packaging process involves using rolls of pre-printed foil which are run through a special form, fill and seal machine that makes the envelope, fills it with product and seals it for shipment.

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

REGULATORY COMPLIANCE AND APPROVAL REQUIRED FOR OPERATION

The Company's operations are regulated principally by the U.S. Food and Drug Administration, (F.D.A.), although state and local regulations also apply. Failure to comply with regulatory requirements could result in fines and other penalties, including cessation of production. Additionally, there can be no assurance that regulatory requirements will not change or that the Company will be able to comply with changes at an acceptable cost, if they were to occur.

Regulatory approval is required for the manufacturing process, which principally entails certification of the processor and the aseptic filler/packaging machine. The manufacturers have warranted that their equipment meets F.D.A. requirements for aseptic machinery. The manufacturer of the processor has had numerous processors approved in the United States. The filler manufacturer has never received approval in the United States because this type of filler is the first of its kind made by it for a U.S. manufacturer. However, after extensive modification by the Company, the filler as well as the facility received complete F.D.A. certification on June 25, 1996.

Failure to meet regulatory approval will preclude the Company's ability to manufacture and ship its products.

SOURCES OF SUPPLY

There are alternative sources of supply for the raw materials required for the manufacture of the Company's products. The Company considers the sources and names of its principal suppliers to be confidential.

EMPLOYEES

Currently, the Company has 24 full-time employees. There are presently no labor contracts in effect with the Company.

ORGANIZATION

Crown Laboratories, Inc. ("the Company") was incorporated on February 23, 1989, in Delaware, as Industrialistics, Inc. In November 1991, Industrialistics, Inc. changed its name to Crown Laboratories, Inc.

Item 2.  DESCRIPTION OF PROPERTY

The Company presently occupies a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with
two, one month renewal options.   The Company collected $25,200 in lease
revenue during 1995 and $75,600 during 1996 which amounts are reflected in the financial statements of the Company.

The Company contemplated establishing a dry-mix operation in Puerto Rico because of favorable manufacturing cost and potential tax benefits under Internal Revenue Code 936. Due to recent and anticipated changes in the tax laws governing Section 936 corporations, the Company will no longer be able to fully achieve the anticipated benefits and has subsequently discontinued any activity related to this operation.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to normal business litigation and claims concerning products and services rendered to the Company.

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company sought to enforce the legends on its stock requiring compliance with the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company posted a supercedeas bond in the amount of $89,695 secured by a certificate of deposit, included in Deposits & Deferred Assets on the Balance Sheet, to cover its potential liability in this case. As the enforceability of the Company's legends on its securities was at stake, the Company posted a bond and appealed the Nevada District Court's decision. This appeal was accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it expensed the amount of the preliminary judgment,
         approximately $64,000 in 1995.   Subsequent to December 31, 1996 this
         dispute was resolved.  The final settlement amount was $69,000.

         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the defendants "alter egos" in September, 1995. The action is for breach of contract, misrepresentation, fraud and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements.
         The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service which was lost. They appealed to the Nevada Supreme Court. Their appeal was denied. They have since filed an answer. The Company cannot predict the outcome of its claims.

         CROWN V. LLOYDS   On August 8, 1996, a settlement was reached whereby
         Lloyds would reduce its claim from $123,000 to $35,000 which Crown subsequently paid on August 8, 1996 with complete releases on both sides.

On September 9, 1996, the Company entered into a settlement agreement with Dr. Kouri to settle all claims, demands and/or causes of action which may exist between them, whether known, unknown, or suspected relating to a claim by Dr. Kouri to a 25% ownership interest in the Company. Under the Settlement Agreement, the Company has agreed, among other things, to provide to Dr. Kouri 180,000 shares of Common Stock. The Company has further agreed to include these shares in the next registration statement which the Company would use its best efforts to file within 30 days from the date of the Settlement Agreement. In return, Dr. Kouri has agreed to enter into a non-assignable four year marketing agreement with the Company pursuant to which Dr. Kouri will assist the Company in marketing its products.

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

                                       CALENDAR 1996                             CALENDAR 1995
                                   --------------------                      -------------------
                                   Low             High                      Low            High
                                   ---             ----                      ---            ----
1ST QUARTER  (AMEX ECM)           1.63             1.75                      $2.25          $3.13
2ND QUARTER  (AMEX ECM)           1.63             1.69                      $2.38          $2.81
3RD QUARTER  (AMEX ECM)           1.19             1.25                      $1.88          $2.94
4TH QUARTER  (AMEX ECM)            .63              .81                      $1.25          $1.94

The source of the information, (summarized above), comes from the American Stock Exchange for Amex quotes.

The American Stock Exchange announced that it will no longer accept new issuers for the Emerging Company Marketplace, but will continue trading existing shares, including the Company's. Therefore, over time, the Emerging Company Marketplace will cease to exist. The market for the Company's Common Stock must be considered limited and there can be no assurance that a meaningful trading market will continue. Stock sold by the Company in private placements have generally been below the then trading price on the American Stock Exchange.

During 1995 and 1996 the Company raised approximately $2.4 Million and $1.9 Million respectively, in common equity financing through Private Placements.

There are approximately 1,550 beneficial Common Stock holders. The Company did not pay any dividends in the last two years and does not intend to pay dividends in the foreseeable future. All available working capital will be used to meet the Company's expected growth.

The Company has entered into agreements with certain employees which provide for the grant of Common Stock and stock options (at an 85% discount to market price as of their date of employment) which vest over a five year period. Additionally, the Company has entered into consulting agreements for investor relations and other services which provides for the issuance of 50,000 options to purchase the Company's Common Stock at an 85% discount to the market price of the stock on the date of signing the agreement, and also the issuance of 180,000 shares of common stock.. Compensation expense relating to these Common Stock and option grants is approximately $182,000 for the year ended December 31, 1996.

Effective on August 15, 1996, the Board of Directors granted 50,000 options to purchase the Company's Common Stock at 85% of the market price of the stock on the date of grant to each of three outside directors (Arthur Berkowitz, Linda Carrick, Ph.D., and Lee Hooker) for their service on the Board of Directors over the next two years. Of the options received, 25,000 options vest upon the date of grant with the remaining 25,000 vesting on June 1, 1998. All options expire on August 13, 1999.

Additionally, the Board of Directors granted 40,000 options to purchase the Company's Common Stock at $1.75 per share to Arthur Berkowitz for his efforts in the establishment of a marketing consulting agreement for the Company. These options (20,000 of which will vest immediately with the remaining 20,000 vesting based upon the signing of a marketing agreement) expire on September 24, 1999.

On March 7, 1997, the Company raised $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which the discount no longer applies). Under this conversion formula, as the Common Stock price drops the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

Item 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company has been extensively engaged in research and development activities in order to commercialize its proprietary line of liquid nutritional products. As a consequence, the Company has incurred and charged to expense substantial start-up costs in the engineering, design, construction, and modification of its facility, production equipment, processes, and formulations.

The Company had no sales for the years ended December 1996 and 1995 except for approximately $80,100 of dry-mix products sold in the fourth quarter of 1995. For the years ended December 31, 1996, and December 31, 1995, the Company incurred losses of ($4,631,905) and ($3,839,092) respectively. Higher losses in 1996 are attributable to increased salaries associated with additional employees and higher operating expenses. In addition, the Company incurred start-up expenses totaling $1,870,957 or 43% of the loss incurred in 1996. The accumulated deficit at December 31, 1996, was ($12,451,872). Losses have continued since such date due primarily to expenditures of salaries, other operating expenses, and plant start-up expenses.

The Securities and Exchange Commission (SEC) and Financial Accounting Standards Board (FASB) have issued stringent guidelines to account for research and development and certain other start-up costs. The SEC has adopted a view that they will not accept deferred start-up costs (capitalization of start-up costs on the Balance Sheet) if the registrant is not in an industry where deferral is a readily accepted policy. Crown has been advised by its auditors that it is in an industry where deferral is not a widely accepted policy. Consequently, Crown expensed $1,870,957 of start-up expense for the year ended 1996.
Start-up expenses of $1,202,031 were similarly expensed in 1995.

On June 25, 1996, the Company received approval of its aseptic manufacturing and filling equipment from the F.D.A. Commissioning of the equipment is required by the F.D.A. The commissioning process begins with the Company, working with an independent laboratory, (the Process Authority), to review its manufacturing equipment, manufacturing procedures, manuals and monitor bacteriological kill tests.

There is a panel of six different bacteriological kill tests that must be passed to file with the F.D.A. They measure the machinery's recording devices' ability to collect and record information from the pre-sterilization process (both process and packaging related), and continue data collection throughout actual manufacturing, assuring that complete compliance with aseptic manufacturing guidelines is maintained. After the test samples are prepared, they are incubated for a 21 day period and, if the test results are favorable, the Process Authority summarizes the results of the tests and combines it with their systems audit (review of machinery, manuals and operating safeguards) and presents their findings to the F.D.A. on the Company's behalf.

Although the equipment manufacturers have warranted that the purchased equipment has been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler is the first of its kind manufactured for a U.S. Company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February, 1995.
Numerous modifications have been made to the machinery at the request of the Process Authority primarily related to installing monitoring devices which were required to meet F.D.A. requirements. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed a claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer, (see Item 3, "Legal Proceedings"). To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court. Now that the machinery is certified, there can be no assurances if and when the Company will commence initial production of its liquid nutritional products or that the products will meet with acceptance in the market.

PLAN OF OPERATIONS

In June 1996, the Company received approval for its aseptic manufacturing and filling equipment from the F.D.A. to produce its product line for adult nutritional and specialty products. Extensive modifications were required on the filling equipment for the remainder of the year. Consequently, no sales were produced for the year ended 1996.

FUNDING

On February 15, 1996, the Company offered the holders of its warrants (issued in conjunction with private placements in 1994 and 1995) the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the original exercise price. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised.

During 1995, the Company raised approximately $2.4 million in additional common equity financing through a private placement and this amount is reflected in the accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock for $3 per share. The warrants expire two years from the date of issuance. Fractional units have been sold. In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's Common Stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

During 1995, the Company also raised $3.5 million through the issuance of Series C Preferred Stock. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into Common Stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. During 1995, the Company's Board of Directors authorized utilizing an alternate price to the 5 day average market price provided for in the conversion of Series C Preferred Stock for several block trades. During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a placement pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series C Preferred Stock, bringing the total of Series C Preferred Stock issued to $4 million. As of July 2, 1996, all of the Series C Preferred Stock issued had been converted into 3,294,735 shares. The shareholders had waived their interest in the conversion for all past, present, and future transactions. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number is not subject
to a ceiling.   As of December, 31, 1996, there was $1,000,000 in Series E
Preferred Stock outstanding.

On August 11, 1996, the Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate (11.93% annual percentage rate); (this rate is pegged at a spread of 561 basis points above the 5 year Treasury Note rate at the time of closing), 5 year term loan (interest only for the first six months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis. The loan agreement requires that the Company adhere to certain covenants. Specifically, they require that the Company maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow rate of 2 to 1. The first two covenants are effective on the closing date of the loan while the cash flow ratio takes effect on December 31, 1997. Also as part of the terms of the loan agreement, the Company has agreed to issue 300,000 five year warrants to FINOVA to purchase a share of the Company's Common Stock at the closing market price of the stock on the date prior to closing the loan ($1 7/16).

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

On September 19, 1996, the Company's Board of Directors approved a re-pricing of the May 10, 1996, Private Placement. Under the re-pricing, each unit was adjusted to consist of 36,000 shares of Common Stock per unit as compared to the 30,000 shares per unit contained under the original terms of the Private Placement. This resulted in the issuance of an additional 255,000 shares of Common Stock being issued in conjunction with the Private Placement.

FINANCIAL CONDITION

Working capital at December 31, 1996 was based on the funding the Company has secured (discussed above). Based upon the above cash proceeds provided by the sale of preferred stock offset by the required and intended use of proceeds, losses incurred since December 31, 1996, and anticipated results of operations expected to be incurred during the remainder of 1997, management of the Company believes that sufficient cash resources are available to enable the Company to continue in existence through at least December 31, 1997. After that time the Company may require additional funds to support its operations, entry, and further expansion into other markets.

To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

Item 7.  FINANCIAL STATEMENTS

See the audited financial statements for the years ended December 31, 1996 and 1995.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with the Accountants for the periods ending December 31, 1996 and 1995.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The current directors and executive officers of the Company are as follows:

NAME                              AGE              POSITION
Craig E. Nash                     42               Chairman of the Board of
                                                   Directors and Chief Executive Officer

Scott O. Nash                     42               President and
                                                   Vice Chairman of the Board of Directors

Christopher Demetree              33               National Account Executive and Director

Vincent Casella                   58               Director

Lee Allen Hooker                  51               Director, Chairman of the Compensation
                                                   Committee

Arthur M. Berkowitz               56               Director, Chairman of the Audit Committee
                                                   Member of the Compensation Committee

Linda Carrick, Ph.D.              43               Director, Member of the Audit Committee


CRAIG E. NASH has been Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1991 and has held such positions or similar positions in its predecessors since February 1980. He also is the senior marketing executive of the Company. Mr. Nash has sixteen years experience in pharmaceutical and food-products marketing. Mr. Nash attended the University of Southern California.

SCOTT O. NASH has been President and Vice Chairman of the Board of Directors of the Company since September 1991 and has held these or similar positions in its predecessors since February 1980. Mr. Nash has sixteen years experience in pharmaceutical and food-products manufacturing and operations. Mr. Nash attended the University of Southern California. Messrs. Craig and Scott Nash are twin brothers.

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

VINCENT J. CASELLA became a director of the Company in July 1995. Mr. Casella is an equity specialist, floor broker, and a past Chairman of the Philadelphia Stock Exchange. He has accumulated over 35 years of experience in numerous senior positions in the securities industry, including associations with Republic Securities Corporation, Steadman Funds, and several NYSE firms. He was Trustee of PHLX Foundation, Director of Stock Clearing Corporation, and Director of Philadelphia Depository Trust Company. He has held chairman and vice-chairman positions in a variety of steering committees at the Exchange.

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

ARTHUR M. BERKOWITZ became director of the Company in June 1994. Mr. Berkowitz has been an agent for the Equitable Life Insurance Society of the United States for the past 19 years. He is currently a Benefits Consultant to many large corporations. Mr. Berkowitz was an engineer with The General Electric Company for 12 years. Mr. Berkowitz is a life member of the Million Dollar Round Table, a Director of the Philadelphia Friends of ALS, and Financial Secretary of the Germantown Jewish Centre of Philadelphia. Mr. Berkowitz has a B.S. degree in Mathematics from St. Lawrence University and a B.Ae. and a M.Ae. in Aeronautical Engineering from Rensselaer Polytechnic Institute.

LINDA CARRICK, PH.D. became a director of the Company in June 1994. Dr. Carrick has been in the nursing field since 1975. She has been Clinical Director, Surgical Nursing for the Hospital of the University of Pennsylvania, where she also served as interim Vice President of Nursing. She is a member of several professional organizations, including the American Association of Critical Care Nursing, The Nursing Association, Association of Nurse Executives, and the American Society of Parenteral and Enteral Nutrition. She also completed a Wharton Nurse Executive Fellowship. Dr. Carrick holds a B.S. degree in nursing from Villanova University, and a M.S. degree in Surgical, Cardiovascular Nursing and a Ph.D. in Healthcare Administration from The University of Pennsylvania.

All Directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to any employment agreements.

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than ten percent of the registered class of the Company's equity securities to file various reports with the Securities Exchange Commission and the American Stock Exchange concerning the holdings of and transactions in the Common Stock and other equity securities of the Company. Copies of these filings must be furnished to
the Company.   The Company believes that Mr. Craig Nash filed his May and
December 1996 Form 4's after the required filing date.

Item 10.  EXECUTIVE COMPENSATION

No executive officer of the Company earned remuneration in excess of $100,000 during 1996. The following table shows all remuneration earned by the Chief Executive Officer during the fiscal years ended December 31, 1996, 1995, and 1994 for services in all capacities rendered to the Company and its subsidiaries.

                                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                           -------------------          --------------------------
                                                                                   AWARDS
                                                                                   ------
                                                                         RESTRICTED     SECURITIES
NAME AND                                                OTHER ANNUAL       STOCK        UNDERLYING
PRINCIPAL POSITION                     SALARY          COMPENSATION (2)    AWARD          OPTIONS
------------------                    -------          ----------------    -----          -------
Craig Nash                1996        $70,000          $  0         0       $ 0      0       0
Chief Exec. Officer       1995        $78,771             0         0         0      0       0
                          1994        $51,329             0         0         0      0       0

Mr. Craig Nash's compensation includes 1,665,545 shares granted with a nominal fair market value on the date of his employment agreement. All Common Stock issued to Craig Nash were ascribed a nominal value by the Company and its investment adviser, given the inherent uncertainty as to the ability of the Company to raise capital and continue in existence as of the dates such shares were issued. Of the 1,665,545 shares, all shares are vested except for 10,000 shares which will vest on January 3, 1997. All the shares are eligible to receive dividends.

The Company provided automobile allowances to certain of its employees, including certain persons who are executive officers of the Company, including Mr. Nash, based upon the job requirements of each employee. No amounts with respect to the personal use of automobiles, if any, have been included in the above table. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained, did not in any event exceed, as to any executive officer, either the lessor of $50,000 or 10% of his cash compensation for the last fiscal year, and that the information set forth in the foregoing table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

In 1993, the Company entered into a five year employment agreement with Craig Nash. He is currently receiving a base salary of $70,000 per annum, although
$100,000 per annum was approved by the Board of Directors.   This amount  may
be increased at the discretion of the Board of Directors. The Company can terminate such employment for cause on 90 days notice. If the individual is terminated by the Company during the term of the employment agreement, he will receive certain termination compensation of up to two years of base salary and the immediate vesting of the stock per his employment agreement.

Each of the executive officers and certain key employees have entered into a Confidentiality Agreement in which the individual agrees not to disclose, reveal or permit access to all or any portion of the "Company's Confidential Information" as specified in the agreement.

The following table gives certain information regarding options held on December 31, 1996.

                          NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED IN-THE
                           UNEXERCISED OPTIONS AT FY-END              MONEY OPTIONS AT FY-END
NAME OF INDIVIDUAL          EXERCISABLE    UNEXERCISABLE            EXERCISABLE      UNEXERCISABLE
Craig Nash, CEO               768,028            -                      -                 -

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of December 31, 1996 with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of any such outstanding classes:

NAME AND ADDRESS                                     AMOUNT AND NATURE                PERCENT
OF BENEFICIAL OWNER                               OF BENEFICIAL OWNERSHIP             OF CLASS
-------------------                             --------------------------            --------
MR. CRAIG E. NASH                               2,260,014           Direct             12.02%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

MR. SCOTT O. NASH                               2,656,276           Direct             14.13%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

INVESCO NORTH AMERICAN HOLDINGS                 1,430,750           Direct              7.61%
7800 E. Union Avenue
Denver, CO 80237

CHRIS DEMETREE                                    965,575           Direct              5.13%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

THE GIFFORD FUND, LTD                                See Footnote (1)                    N/A
Charlotte House
Charlotte Street
P.O. Box N9204
Nassau, Bahamas

         (1) The Gifford Fund presently holds $1,000,000 of Series E Preferred Stock of Crown Laboratories, Inc. The Series E Preferred Stock provides for conversion into Crown Laboratories, Inc. Common Stock based upon market prices. If converted, the Gifford Fund, Ltd. may become a holder of more than 5% of the common shares outstanding of Crown Laboratories, Inc. depending upon the market price of the shares at time of conversion.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information as of December 31, 1996 with respect to the beneficial ownership of the Company's Common Stock by each executive officer and director, and by all executive officers and directors as a group:

NAME AND ADDRESS                                    AMOUNT AND NATURE           PERCENT
OF BENEFICIAL OWNER                              OF BENEFICIAL OWNERSHIP      OF CLASS (1)
-------------------                              -----------------------      ------------
MR. CRAIG E. NASH                                  2,260,014     Direct           12.02%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

MR. SCOTT O. NASH                                  2,656,276     Direct           14.13%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

CHRIS DEMETREE                                       965,575     Direct           5.13%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

VINCENT J. CASELLA                                   643,850     Direct           3.42%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

LEE ALLEN HOOKER                                     126,478     Direct           0.67%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

ARTHUR M. BERKOWITZ                                  271,029     Direct           1.44%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

DR. LINDA CARRICK, PH.D.                             126,500     Direct           0.67%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119


All Executive Officers and
Directors as a Group                               7,049,722                     37.5%


(1) Percentages are calculated based on outstanding shares and options and warrants exercisable within 60 days.

DIRECTORS' REMUNERATION

In 1994, outside members of the Board of Directors, Lee Allen Hooker, Arthur M. Berkowitz, Dr. Linda Carrick, Ph.D., and Myles Cane, a former director, each received options to purchase 50,000 shares of Common Stock at exercise prices ranging from $1.275 to $2.50 per share. Of the options received, options to purchase 25,000 shares of common stock vested immediately and options to purchase 25,000 shares of Common Stock will vest on different schedules ranging between the thirteenth to the twenty-third month of their term. Additionally in 1995, Lee Allen Hooker, Arthur M. Berkowitz, Dr. Linda Carrick, and Myles Cane received options to purchase 10,000 shares of Common Stock at an exercise price of $2.44 per share, and Vince Cassella received options to purchase 50,000 shares of Common Stock at an exercise price of $1.275 per share.

Additionally in 1995, Arthur Berkowitz entered into a six month agreement (beginning on July 27, 1995, through December 31, 1996, and is renewable every six months) to receive $1,500 per month for serving as Chairman of the Audit Committee of the Company's Board of Directors. The Company anticipates continuing this agreement at the same level of compensation through July 1997, at which time the agreement becomes renewable.

Vincent Casella and his associates were granted a total of 230,000 options to purchase the Company's Common Stock for their roles in assisting the Company in strategic planning issues. Mr. Casella was granted 100,000 options at an exercise price of $1.44 per share which expire five years from the date of grant (November 13, 1995).

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CRAIG AND SCOTT NASH

Craig and Scott Nash had guaranteed certain indebtedness of the Company related to the First Security Bank of Nevada loans, and pledged a total of 500,000 shares of Common Stock of the Company to secure such guarantee. As the indebtedness was liquidated on October 15, 1996, the 500,000 shares were returned to Craig and Scott Nash. Mr. Nash's also personally guaranteed the
G.E. Capital Corporation loan.   At that time, Craig and Scott Nash received no
compensation for the risks of such commitments.

                                    PART IV


Item 13.  EXHIBITS AND REPORTS ON FORM 8K

    (a)  Exhibits

           3(c)           Certificate of Incorporation, as amended (6)
           3(b)           Bylaws, as amended (4)
           4(a)           Form of Warrant Agreement, including Form of Warrant, for private placement investors (4)
           4(b)(1)        Certificate of Amendment to Certificate of Designation of Series E Preferred Stock (1)
           4(b)(2)        Certificate of Designation of Series E Preferred Stock (1)
           4(c)           Specimen of Common Stock Certificate of Registrant (1)
           4(d)           Regulation S Subscription Agreement, dated July 31, 1996 (2)
           4(e)           Regulation S Subscription Agreement, dated March 7, 1997 (7)
          10(a)           1992 Stock Option Plan (5)*
          10(b)           Employment Agreement with Craig Nash (3)*
          10(c)           Employment Agreement with Scott Nash (3)*
          10(d)           Employment Agreement with Christopher Demetree (3)*
          10(h)           Lease for Las Vegas, Nevada (2)
          10(j)           Agreement with NME (2)
          10(k)           Agreement with McKesson (1)

         22               Subsidiaries, (both 100% owned):   Crown Russia OOO
                                                             Crown Puerto Rico
         24               Consent of Arthur Andersen LLP

   (b)   Form 8(K)'s:  Filed on:  March 1, 1996; March 12, 1996; April 2, 1996;
and March 25, 1997.

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

(6) Previously filed as an exhibit to the Form 10QSB for the quarter ended September 30, 1995.

(7) Previously filed as an exhibit to the Form 8(K) of the Registrant filed March 25, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWN LABORATORIES, INC.


Date:  April 11, 1997                   By:  /s/ Craig E. Nash
                                             -----------------------------------
                                             CRAIG E. NASH
                                             Chief Executive Officer
                                             Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Craig E. Nash                          Chief Executive Officer
----------------------------------         Chairman of the Board of Directors
CRAIG E. NASH                              (Principal Executive Officer)


/s/ Scott O. Nash                          Vice Chairman of the Board of Directors
----------------------------------         President
SCOTT O. NASH


/s/ Christopher Demetree                   Director
----------------------------------
CHRISTOPHER DEMETREE


/s/ Vincent J. Casella                     Director
----------------------------------
VINCENT J. CASELLA


/s/ Lee Allen Hooker                       Director
----------------------------------
LEE ALLEN HOOKER


/s/ Arthur M. Berkowitz                    Director
----------------------------------
ARTHUR M. BERKOWITZ


/s/ Linda Carrick                          Director
----------------------------------
LINDA CARRICK, PH.D.

                            CROWN LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                DECEMBER 31, 1996     DECEMBER 31, 1995
                                                -----------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                        $    579,486        $    677,431
  Accounts Receivable                                    11,882              60,121
  Inventory
    Raw & Packaging Materials                           243,686              97,647
    Work in Process                                       5,800
    Finished Goods                                       33,416              11,347

  Prepaid expenses & employee and
    officer advances                                    155,806              44,509
                                                   ------------         -----------
    Total current assets                              1,030,080             891,055

PROPERTY AND EQUIPMENT
  Leasehold improvements                              1,300,043           1,291,497
  Machinery & Equipment                               8,410,629           7,595,945
                                                   ------------         -----------
                                                      9,710,672           8,887,442
Accumulated Depreciation & Amortization                (423,674)           (208,679)
                                                   ------------         -----------
  Net Property and Equipment                          9,286,998           8,676,763

MACHINERY RIGHTS & BLUEPRINTS                           242,917             184,478

DEPOSITS & DEFERRED ASSETS                              490,700             732,006
                                                   ------------         -----------
    TOTAL ASSETS                                   $ 11,050,695         $ 9,986,302
                                                   ============         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and
    capital lease liabilities                       $   460,810          $  267,713
  Accounts payable and accrued expenses               1,285,019           1,451,633
                                                   ------------         -----------
    Total current liabilities                         1,765,829           1,719,346

ACCRUED SALES TAX PAYABLE                               288,289             387,123

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES            2,558,191           1,408,912

SHAREHOLDERS' EQUITY

  PREFERRED STOCK - $0.001 par value;                 1,024,997           2,121,233
    5,000,000 shares authorized;
    100 and 209 shares outstanding in 1996
      and 1995, respectively

  COMMON STOCK - $0.001 par value;                       18,795              14,290
    50,000,000 shares authorized;
    18,795,486 and 14,290,513 shares
    outstanding in 1996 and 1995,
    respectively

  Additional paid-in capital                         17,846,466          12,163,601

  Accumulated deficit                               (12,451,872)         (7,826,203)

    Total shareholder's equity                        6,436,386           6,470,921
                                                   ------------         -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 11,050,695         $ 9,986,302
                                                   ============         ===========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE YEAR ENDED
                                        DECEMBER 31, 1996      DECEMBER 31, 1995
                                        -----------------      -----------------
Net Sales                                  $    --                $    80,100

  Cost of Sales                                 --                    (28,639)
                                           ------------
Gross Profit                                    --                     51,461
  Research & Development Start Up Costs      1,870,957              1,202,031
  General and Administrative Expenses        2,483,490              2,507,487
                                        -----------------      -----------------
Loss From Operations                        (4,354,447)            (3,658,057)

  Other Income/(Expense)
    Other Income                                75,600                 25,200
    Other Expense                             (146,902)                 --
    Interest expense                          (238,851)              (236,011)
    Interest income                             32,695                 46,776
                                        ----------------       ----------------
Loss before income taxes                    (4,631,905)            (3,824,092)

  Income Tax Provision                                                (15,000)
                                        -----------------      -----------------
Net Loss                                   ($4,631,905)           ($3,839,092)
                                        =================      =================
NET LOSS PER SHARE                              ($0.27)                ($0.30)
                                        =================      =================
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                 17,079,951             12,884,527
                                        =================      =================

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements


                                       F2

                            CROWN LABORATORIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                  SHARES OF    COMMON       ADDITIONAL      ACCUMULATED   PREFERRED     TOTAL
                                                   COMMON       STOCK     PAID-IN-CAPITAL     DEFICIT       STOCK
Balance as of December 31, 1995                   14,280,513   $14,290      $12,163,601     (37,828,203)  $7,121,233    $6,470,921

   Compensation expense for options granted          320,000       320          550,651          --           --           650,971
    to employees and consultants
   Series C/Series E Preferred Stock Issued           --         --               --             --       $1,500,000     1,500,000
   Shares issued on the conversion of              2,041,266     2,041        2,585,259          --       (2,566,000)        --
    Series C Preferred Stock
   Shares sold in private placement                1,529,999     1,530        1,910,970          --           --         1,912,500
   Fund raising expenses                              --         --            (207,922)         --           --          (207,922)
   Warrants converted                                613,598       614          843,207          --           --           843,821
   Imputed interest for Series C/Series E             --         --               --              5,236       (5,236)        --
    Preferred
   Net loss for the period ended                      --         --               --         (4,631,905)      --        (4,631,905)
    December 31, 1996
                                                  ----------   -------      -----------    ------------    ----------   ----------
Balance as of December 31, 1996                   16,795,480   $18,795      $17,845,466    ($12,451,672)   $1,024,937   $6,435,368
                                                  ==========   =======      ===========    ============    ==========   ==========

      The Accompanying Notes to the Consolidated Financial Statements are
                  an Integral Part of this Financial Statement


                                       F3

                            CROWN LABORATORIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                             SHARES OF     COMMON     ADDITIONAL     ACCUMULATED      PREFERRED        TOTAL
                                               COMMON       STOCK   PAID-IN CAPITAL    DEFICIT          STOCK

BALANCE AS OF DECEMBER 31, 1994              11,840,941    $11,841    $ 8,653,500    $(3,955,876)         -         $ 4,709,463

   Shares sold in Private Placement           1,165,125      1,199      2,391,054          -          3,500,000       5,892,250

   Fund raising expenses                          -          -           (437,950)         -              -            (437,950)

   Proceeds from option conversions               -          -              7,500          -              -               7,500

   Compensation expense for options
      granted to employees and consultants        -          -            136,790          -              -             136,790

   Shares issued on the conversion
      of Series C Preferred Stock             1,253,447      1,250      1,410,747          -         (1,412,080)          -

   Imputed interest for Series C Preferred        -          -              -            (33,233)        33,233           -

   Net loss for the period ended
      December 31, 1995                           -          -              -         (3,839,092)         -          (3,839,092)
                                             ----------    -------    -----------    -----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 1995              14,280,513    $14,290    $12,163,601    $(7,628,283)   $ 2,121,233     $ 6,470,921
                                             ==========    =======    ===========    ===========    ===========     ===========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements



                                       F4

                            CROWN LABORATORIES, INC.

                      Consolidated Statements of Cash Flow


                                                                  FOR THE YEAR ENDED
                                                        -----------------------------------------
                                                        DECEMBER 31, 1996       DECEMBER 31, 1995
                                                        -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                  $(4,631,905)            $(3,839,092)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
        Depreciation and amortization                         214,995                 172,395
        Loss on Repayment of Debt                              53,000                   -
        Issuance of shares to employees
           and consultants                                    550,971                 138,790

CHANGES IN ASSETS AND LIABILITIES:
        Decrease/(Increase) in receivables                     48,239                 (80,121)
        (Increase) in inventories                            (173,910)               (107,406)
        (Increase)/Decrease in prepaid expenses
           and employee advances                             (111,297)                 23,802
        (Decrease)/Increase in accounts payable
           and accrued expenses                              (166,614)              1,207,802
                                                          -----------             -----------

NET CASH USED FOR OPERATIONS                               (4,216,521)             (2,463,830)
                                                          -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital Expenditures and leasehold improvements      (823,230)             (5,582,072)
        (Increase) in rights and blueprints                   (58,439)               (184,478)
        (Increase)/Decrease in deposits and deferred assets    (8,587)                667,118
        (Decrease)/Increase in accrued sales taxes payable    (98,834)                367,124

NET CASH USED FOR INVESTING ACTIVITIES                       (989,090)             (4,712,308)
                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from loans                                 3,000,000                 767,853
        Repayment of loans payable                         (1,690,624)               (202,979)
        Proceeds from issuance of common and
           preferred stock and the exercise of warrants     4,256,321               5,899,750
        Cost of Debt Financing                               (250,107)
        Equity Fundraising costs                             (207,922)               (437,990)
                                                          -----------             -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,107,668               6,026,634
                                                          -----------             -----------

   Net (decrease) in cash and cash equivalents                (97,943)             (1,149,504)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                677,431               1,826,935
                                                          -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   579,488             $   677,431
                                                          ===========             ===========


      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements



                                       F5

                            CROWN LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


1.  BACKGROUND AND ORGANIZATION

Crown Laboratories, Inc. (the "Company" or "Crown") was incorporated on February 23, 1989, in Delaware, as Industrialistics, Inc. In November 1991, Industrialistics, Inc. changed its name to Crown Laboratories, Inc.

Since its inception, the Company has been principally engaged in the research and development of proprietary medical nutritional dry-mix and liquid supplement products to be sold primarily to nursing homes, hospitals, and home health care agencies.

On June 25, 1996, the Company received final U.S. Food & Drug Administration (F.D.A.) approval to commence manufacturing its proprietary line of aseptic liquid nutritional products. Commissioning of the equipment is required by the F.D.A. The commissioning process began on April 13, 1995 and delays were experienced primarily as a result of the aseptic filler's inability to meet F.D.A. certification criteria when it was shipped to the Company. A panel of tests must be passed in order to file with the F.D.A. On June 25, 1996, the Company received approval for its aseptic manufacturing and filling equipment. Since that date, the Company has been involved in modifying its product formulation and aseptic packaging equipment to support commercial level production in anticipation of its entry into the market.

As a result of delays in installing the equipment, problems encountered with bacteriological tests which delayed filing with the F.D.A. and the modification of the process to support commercial level production, the Company has been required to raise further funds to sustain operations until the plant becomes operational and it may require further funds to support working capital needs as it begins to enter the market or to provide for normal operating expenses. The Company is exploring possible alternatives for raising additional debt and equity funds. There can be no assurances that the Company will be able to secure the necessary financing, or if a source of funding is identified, that the funding will be on terms and conditions which are favorable to the Company.

The Company and its operations are subject to the various risks inherent in the start-up and development of a new business enterprise. The operating history of the Company is limited. There can be no assurance the Company will be able to produce its products and operate profitably. Competitors of the Company have substantially greater resources than the Company. The Company may require further financial resources. The Company will not have any sales of liquid nutritional products until the Las Vegas manufacturing facility can sustain commercial production levels. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

The Company regards the formulations of its products to be proprietary and has filed for a patent covering the formulation and production process for its primary liquid nutritional product, "WINLAC(TM)". The Company has also trademarked its Company name, its liquid nutritional product names as well as "PEEL AND DRINK(TM)" and "THE NUTRITIONAL DIFFERENCE(TM)". There can be no assurances that any patent will be issued. Currently, the Company exerts substantial efforts to protect trade secrets and to keep formulas and related process know-how confidential. Currently, the Company requires each of its employees to sign confidentiality agreements as a condition of employment to protect its formulations and production know-how. However, there can be no assurances that the Company will be successful in these efforts.





                                      F6

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Crown Laboratories, Inc. and its wholly-owned subsidiaries, which include Crown Russia OOO and Crown Puerto Rico (inactive). All intercompany balances have been eliminated in consolidation.


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

REVENUE RECOGNITION

The Company records sales upon shipment of product to its customers which is concurrent with the transfer of title. No sales were recorded in 1996. However, in the fourth quarter of 1995, the Company sold, through its subsidiary, product to Eastern European customers. Differences in commercial practices and language have presented some challenges, but the Company has collected a large portion of the receivables and management is confident that it will ultimately collect the balance of the outstanding receivables. Accordingly, the Company has not established any allowance for receivables which may ultimately be uncollectible.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less at the date of purchase.

INVENTORY

Inventory is stated at the lower of cost or market using the first-in first-out method of accounting. At December 31, 1996 and 1995, inventory consisted of the following:

                                             1996              1995
                                             ----              ----
Raw Materials                              $243,686          $ 97,647
Work in Progress                              5,800                 0
Finished Goods                               33,418            11,347
                                           --------          --------
Total Inventory                            $282,904          $108,994

PROPERTY AND EQUIPMENT/MACHINERY RIGHTS AND BLUEPRINTS

Property and equipment are stated at historical cost. Depreciation and amortization are recorded using the straight line method over the estimated useful lives of assets which range from 5 to 15 years. Recently acquired equipment and improvements for the liquid products production facility will not be depreciated until production begins. The Company only capitalizes those costs directly related to the equipment and external costs for installation and has not capitalized any management, executive or overhead costs. Such costs are charged to expense as they are incurred.

During 1995, the Company obtained the rights and blueprints to its aseptic filler machine from the German bankruptcy court. Costs incurred to obtain intangible liquid products machinery rights and blueprints are capitalized and will be amortized over the same life as the underlying liquid products equipment. The Company's total depreciation and amortization expense for 1996 was $214,995 and relates to depreciation, and the amortization of the rights and blueprints of office equipment and dry-mix production equipment.





                                       F7

INCOME TAXES

The Company has operated at a loss since inception and has a net operating loss carry-forward of approximately $12,000,000 as of December 31, 1996. The Company is researching the availability of such net operating losses to the Company. The availability of all loss carry-forwards to offset U.S. taxable income may be limited as a result of changes in shareholders and certain elections made by the Company For accounting purposes, the Company has provided a full valuation allowance for these loss carry-forwards and has not established a deferred tax asset. The Company's non-U.S. subsidiaries are subject to taxation in those countries in which they conduct business.

Situations may arise where the Company pays cash taxes on profits earned in foreign countries, but such taxes paid cannot be used to offset U.S. taxable income until such period as the Company's U.S. operations have generated taxable income and utilized available net operating loss carry-forwards. For the year ended December 31, 1995, the Company recorded an income tax provision of $15,000 for its estimate of income-based taxes which may be payable to Russian tax authorities on profits earned in Russia. Given the complexities of Russian tax legislation and in the application of those regulations by authorities, actual taxes which may be owed could be different, but such difference is not expected to be material. To date, the Company has only conducted operations in the State of Nevada, which does not impose a tax on income.

STOCK-BASED COMPENSATION

The Company accounts for employees stock in accordance with Accounting Principles Board No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees". Under APB No. 25, the Company values its compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting.

During 1996, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123 encourages, but does not require companies to record such compensations costs at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. Refer to Note 7.

SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

The following information supplements the consolidated statements of cash flow for the years ended December 31, 1996 and 1995.

                                                    1996                1995
                                                    ----                ----
Interest Paid                                     $ 238,85            $ 220,126

Income Taxes                                          -0-                   -0-

Assets acquired through capital lease financing       -0-             $  29,755

FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board (FASB) requires disclosure of the fair value of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."
For cash and cash equivalents, the carrying amount reported in the balance sheet approximates fair value. The Company's long-term debt instrument was issued during 1996 and its book value approximates its current fair market value.

OTHER

Certain reclassifications have been made to the December 31, 1995, financial statements to conform with the current year presentation.





                                       F8

ACCOUNTING CHANGES

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used or disposed of by an entity be reviewed for impairment whenever events for changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of property, plant and equipment and intangibles in relation to the operation performance and future undiscounted cash flows of the underlying business. As the Company has been primarily engaged in research and development activities and has had no production nor sales for the year, the Company determined that no impairment loss needed to be recognized for applicable assets of operations for the year ended December 31, 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has not concluded its evaluation of the effect, if any, that the adoption of SFAS No. 128 will have on its financial statements.

3.    DEBT

The Company obtained debt financing from Finova Capital Corporation ("FINOVA")
that provides for a term loan of   $3 million which increases to $4.5 million
when the Company secures commitments for $7 million of sales. The loan calls for interest-only payments over the course of the first six months with the loan fully amortizing over the remaining 54 months. The interest rate of 11.93% which was fixed at the time of closing, was pegged at a 561 basis point spread to the 5 year treasury note rate at the time of closing. The loan agreement contains certain covenants and ratios that must be maintained. Specifically, the Company is required to maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1, and a cash flow ratio of 2 to 1. The first two covenants are effective with the closing of the loan while the cash flow ratio is effective as of December 31, 1997. The proceeds of the loan were used to pay off existing debt, trade payables and provide working capital funds. Additionally, as part of the loan agreement, the Company issued 300,000 five year warrants to purchase shares of the Company's Common Stock at the closing market price of the shares on the date of closing. For accounting purposes, these warrants were deemed to have been issued at fair market value.

The Company paid $80,000 as a cash fee to a finder and the finder's nominee. Additionally, 100,000 warrants were issued to purchase the Company's Common Stock at the closing market price of the stock on the date of closing the loan ($1.4375 per share). The cost of the finder's fee is being amortized over the life of the loan (5 years). For accounting purposes, these warrants were deemed to have been issued at fair market value.

In connection with the loan from FINOVA, the Company incurred legal expenses, for both its attorneys and for FINOVA's attorneys (as provided for in the loan agreement) totaling approximately $49,000. These amounts have been capitalized and are being expensed over the life of the loan.

From the proceeds of the loan, the Company paid off its loans with First Security Bank of Nevada (secured term loan and Small Business Administration loan), its lease with G.E. Capital Corporation financing its aseptic processor, its telephone system lease, and its fork lift and pallet lift leases. The Company paid a pre-payment penalty on its lease with G.E. Capital Corporation of $53,983, which has been expensed during 1996 and is included in the "Other Income/(Expense)" section contained in the Consolidated Statements of Operations.





                                       F9

Minimum principal payments due on the loan over the next 5 years are as follows:

                          Year                       Principal Due
                          ----                       -------------
                          1997                       $    395,635
                          1998                            585,405
                          1999                            659,192
                          2000                            742,280
                          2001                            617,488
                                                     ------------
                          Total Principal            $  3,000,000





                                      F10

                                                            Collateral        December 31, 1996      December 31, 1995
                                                            ----------        -----------------      -----------------
LONG-TERM DEBT AND CAPITAL LEASE LIABILITIES
FIRST SECURITY BANK OF NEVADA -

Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $8,430 for 84 months
ending January 2003. (Prime + 2%)                           Unsecured                 -                  $  451,811

FIRST SECURITY BANK OF NEVADA
(Guaranteed by the U.S. Small Business Administration)
Guaranteed by Messrs. Craig and Scott Nash
Monthly Payments of $10,440 for 120 months                  All Assets of
ending February 2005.  (Prime + 2 3/4%)                     The Company               -                     714,286

FINOVA CAPITAL CORPORATION
Monthly payment of $72,065 for 60                           All Assets of
months ending September 2001.  Original                     The Company          3,000,000                     -
balance $3,000,000 (11.93% interest)

GENERAL ELECTRIC CAPITAL CORPORATION -
Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $11,100 for 60 months
ending July 1999.  Original balance $541,605                Stork Processor           -                     402,825
(10.65% Interest)

MCBA, INC. -
Monthly lease payments of $3,401 for 36 months              Computer
ending June 1997.  Original balance $109,000                Software                26,700                   57,197
(15% Interest)

MEMOREX-TELEX -
Monthly lease payments of $1,396 for 36 months              Computer
ending June 1997.  Original balance $35,727                 Equipment               12,301                   23,808
(24% Interest)

SPRINT/NORTH LEASING
Monthly lease payments of $533 for 36 months                Telephone
ending August 1997.  (12.85% Interest)                      System                    -                       9,718

ASSOCIATES LEASING -
Monthly lease payments of $567 for 36 months                Fork Lift Truck/
ending in September 1998.  (10.5% Interest)                 Pallet Lift               -                      16,980
                                                                                ----------               ----------
Total Long Term Debt and Capital Lease Liabilities                               3,039,001                1,676,625
Less:  current portion                                                             480,810                  267,713
                                                                                ----------               ----------
Long-term debt net of current portion                                           $2,558,191               $1,408,912
                                                                                ==========               ==========

The amounts due under the lease obligations are net of interest expense.

Capital lease liabilities and long-term debt as of December 31, 1996 are payable as follows:

                          1997                           $  480,810
                          1998                              585,405
                          1999                              659,192
                          2000                              742,280
                          2001                              571,314

                 Gross Amount                             3,041,955
                          Less: amount representing
                           capitalized lease interest         2,954
                                                         ----------
                  Principal Amount                       $3,039,001





                                      F11

Craig and Scott Nash had guaranteed certain indebtedness of the Company related to the First Security Bank of Nevada loans, and pledged a total of 500,000 shares of Common Stock of the Company to secure such guarantee. As the indebtedness was liquidated on October 15, 1996, the 500,000 shares were returned to Craig and Scott Nash. At that time, Craig and Scott Nash received no compensation for the risk of such commitment.


4.  MANAGEMENT EMPLOYMENT AND CONSULTING CONTRACTS

The Company has an obligation to make minimum cash payments for management employment contracts of $456,000 for 1997, $175,250 for 1998, $155,000 for
1999, and $102,500 for 2000.

During 1995, 411,000 options were issued to consultants for services rendered. These options expire 5 years from, November 13, 1995, the date of grant. All options were granted at exercise prices that were equal to or greater than 85% of the market price of the Company's shares at the time of grant.

Additionally in 1995, the Company issued stock to two employees (total of 40,000 shares) which vest 40%, two years after the date of their employment, and 60%, five years after their date of employment. Also in 1995, the Company issued an additional 141,000 options to employees at an exercise price which was based upon an 85% discount to the market price at the time of grant. Vesting of these options will occur 40%, two years after the date of their employment and 60%, five years after their date of employment. Salary expense for these options is being accrued over the life of the vesting schedules. During 1996, the Company recognized compensation expense of $182,221 and recorded a corresponding increase to additional paid-in-capital.

5.  1992 STOCK OPTION PLAN

In December 1992, the Company adopted the 1992 Stock Option Plan (the "Plan"). The Plan provides for the granting of non-statutory stock options or incentive stock options to certain key employees to purchase up to an aggregate of 2,100,000 shares of Common Stock. The option price per share for non-statutory options must be at least 85% of the fair market value on the date of grant.
The Plan terminates in 2003.

Options are not transferable under the Plan and terminate within specified periods of time after termination of an optionee's employment.

On November 18, 1993, options to purchase 2,100,000 shares of the Company's Common Stock were granted to the Company's employees. The schedule below
outlines the amount of options outstanding as of December 31, 1996.   These
options have an exercise price of $1.275 and are fully vested. All 1,874,967 options expire in 2003.

                 NAME                    NUMBER OF OPTIONS GRANTED
                 Craig Nash                        768,028
                 Scott Nash                        768,029
                 Other Employees                   338,910
                                                 ---------
 Total Employee Stock Option Plan Options        1,874,967





                                      F12

6.  OTHER STOCK OPTIONS AND WARRANTS

As of December 31, 1996, the Company had granted the following options to purchase 2,310,700 shares of its Common Stock, (in addition to those in the 1992 Stock Option Plan, summarized above), at the following exercise prices:

                                                                           # SHARES SUBJECT TO     DATES OF
                                                                                FORFEITURE         VESTING
                                                                                ----------         -------
       241,000     shares at $0.25  per share through November 2005              231,000           1/96-11/00
       125,000     shares at $1.01  per share through June 2005                  112,500           6/95-6/00
       360,000     shares at $1.275 per share through June 1997                  100,000           2/96-6/96
       200,000     shares at $1.44  per share through November 1998                -0-              Vested
        15,834     shares at $1.50  per share through January 2001                 -0-              Vested
       246,503     shares at $1.65  per share through August 1998                  -0-              Vested
       125,000     shares at $1.70  per share through September 2004             114,584           9/95-9/99
        75,000     shares at $1.75  per share through October 1998                 -0-              Vested
       200,000     shares at $1.75  per share through September 1999             200,000          see below
       200,000     shares at $2.00  per share through November 2000                -0-              Vested
       296,363     shares at $2.40  per share through April 2000                   -0-              Vested
        40,000     shares at $2.44  per share through July 2000                    -0-              Vested
        50,000     shares at $2.50  per share through July 2000                   25,000            Vested
       100,000     shares at $3.00  per share through December 2000                -0-              Vested
        36,000     shares at $3.00  per share through July 2000                   15,000           8/95-7/96


The option to purchase 200,000 shares of Common Stock at $1.75 per share has been granted to a marketing consultant. The vesting of these options is based on various levels of performance as per the marketing agreement. Such options may be compensatory if and when granted based upon the market price of the Company's stock then prevailing.

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

The Company also issued to its placement agent and brokers, options to acquire 165,750 shares of the Company's Common Stock at an exercise price of $2.40 per share in the November 1994 private placement and 110,613 shares of the Company's Common Stock at an exercise price of $2.40 per share in the 1995 private placement. These options will expire in November 1999 and March/April 2000, respectively.





                                      F13

7.  STOCK OPTION AND INCENTIVE PLAN

The Company has stock piton plans and other arrangements currently in effect under which future grants of stock options may be issued to executives, key employees, and directors. Refer to Notes 5 and 6. The Company has adopted the disclosure only provisions of SFAS No.123 and is continuing to recognize compensation expense using the intrinsic value method under APB No.25 as discussed in Note 2. Had compensation expense for the Company's stock option been determined based on the fair market value at the grant date for awards in 1995 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                               1996                     1995
                                               ----                     ----
Net Loss:                 as reported      ($4,631,905)             ($3,839,092)
Net Loss:                 pro forma        ($4,628,472)             ($3,864,273)
Loss per Share:           as reported      ($0.27)                  ($0.30)
Loss per Share:           pro forma        ($0.27)                  ($0.30)

This pro forma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of the grant using a number of factors that resulted in a net value of approximately 60% of the stock price on the grant date.


8.  PREFERRED STOCK AND POTENTIAL ANTI-TAKEOVER RIGHTS

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

During 1995, the Company raised $3.5 million through the issuance of Series C Preferred Stock. During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a placement pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series C Preferred Stock, bringing the total of Series C Preferred Stock issued to $4 million. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual rate of return upon conversion into Common Stock. This return to holders is being accounted for as a direct reduction to accumulated deficit over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the 5 day average market price of the common shares at the time of exercise. As of July 2, 1996 all of the Series C Preferred Stock issued had been converted into 3,294,735 shares of Common Stock. The shareholders had waived their interest in the conversion for all past, present, and future transactions.

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number of preferred shares convertible to common shares is not subject to a ceiling. As of December, 31, 1996, there was $1,000,000 in Series E Preferred Stock outstanding.





                                      F14

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

9.  EQUITY

During 1995, the Company raised approximately $2.4 million in additional common equity financing through a private placement which is reflected in the accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock for $3 per share. The warrants expire two years from the date of investment. Fractional units have also been sold. In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's Common Stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

On May 10, 1996, the Company offered a private placement of equity securities with a minimum of $540,000 to a maximum of $2,520,000 (the private placement provides for an over-subscription of the placement up to $3,000,000 at the Company's discretion) in units of $45,000. Each unit consisted of 30,000 shares of the Company's Common Stock and 30,000 warrants to purchase the Company's Common Stock at a price of $1.60 for a period of six months after the closing of the private placement. The Company raised $1,912,500 through the private placement which was closed on July 30, 1996.

During 1996, the Company incurred $207,922 of costs relating to issuances of stock. These costs have been accounted for as a reduction of Additional Paid-in Capital. Please refer to note 6 for a summary of options and warrants outstanding.

10.  DIVIDEND POLICY

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

11.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $25,802, subject to annual inflation escalations which commenced in September 1995. During 1996, the Company paid $311,946 in lease payments for the building. Minimum payments due under the building lease are as follows:

             Year Ending
             December 31,
             ------------
                 1997              $318,912
                 1998              $318,912
                 1999              $154,812
                 2000                   -0-





                                      F15

The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in
October of 1995 with two, one month renewal options.   The Company collected
$25,200 in lease revenue during 1995 and $75,600 during 1996 which amounts are reflected in the financial statements of the Company.

The Company has also signed an agreement with a firm that will write research reports on the Company. The contract calls for the issuance of warrants exercisable at $1.75 per share. These warrants expire two years from the date of issuance.

The Company is also negotiating with other various parties to enter into consulting arrangements. The Company will compensate consultants either in cash, shares of Common Stock, or a combination thereof.

To the extent the fair market value of options issued for services rendered exceeds exercise prices, the Company is required to recognize compensation expense.

12. LEGAL PROCEEDINGS

The Company is subject to normal business litigation and claims concerning products and services rendered to the Company.

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company sought to enforce the legends on its stock requiring compliance with the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a supercedeas bond in the amount of $89,695 secured by a certificate of deposit, included in Deposits and Deferred Assets on the Balance Sheet, to cover its potential liability in this case. As the enforceability of the Company's legends on its securities was at stake, the Company posted a bond and appealed the Nevada District Court's decision. This appeal was accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment approximately $64,000 in 1995. Subsequent to December 31, 1996, this dispute was resolved. The final settlement amount was $69,000.

         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the defendants "alter egos" in September, 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements.
         The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service which was lost. They appealed to the Nevada Supreme Court. Their appeal was denied. They have since filed an answer. The Company cannot predict the outcome of its claims

         CROWN V. LLOYDS   On August 8, 1996, a settlement was reached whereby
         Lloyds would reduce its claim from $123,000 to $35,000 which Crown subsequently paid on August 8, 1996 with complete releases on both sides.

         On September 9, 1996, the Company entered into a settlement agreement with Paul Kouri to settle all claims, demands and/or causes of action which may exist between them, whether known, unknown, or suspected relating to a claim by Mr. Kouri to 25% ownership interest in the Company. Under the Settlement Agreement, the Company has agreed, among other things, to provide to Mr. Kouri 180,000 shares of Common Stock. The Company has further agreed to include these shares in the next registration statement which the Company would use its best efforts to file within 30 days from the date of the Settlement Agreement. In return, Mr. Kouri has agreed to enter into a non-assignable four year marketing agreement with the Company pursuant





                                      F16
         to which Mr. Kouri will assist the Company in marketing its products. The Company has valued these shares at $225,000 and is amortizing the cost over the four year period of the marketing agreement.

13.  SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the following events occurred:

         (i) On February 28, 1997, the Company announced a three-year agreement with renewal options with McKesson Corporation's U.S. Health Care unit. The agreement calls for McKesson to distribute Crown's liquid nutritional and dietary products to the home health care, hospital, and nursing home markets. Management believes that while this best effort agreement will produce revenues growing to $1.5 million per month during the ensuing months there can be no assurances that this estimate will be reached. The agreement has a thirty day cancellation provision.

         (ii) On March 4, 1997, the Company announced that Crown and Tufts University had created an alliance in human nutrition to pursue a variety of joint activities in the area of nutritional product research, education, and public information dissemination. Specific activities of the initiative will include the formation of a Crown\Tufts steering committee to be guided by a Tufts Associate Dean, and the establishment of graduate fellowships to be funded by Crown for their advanced graduate students studying human nutrition science. Crown will contribute $80,000 during the first year, and if continued, $100,000 each following year for four years. The agreement is a year to year obligation with cancellation clauses for both parties.

         (iii) On March 7, 1997, the Company raised $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

         (iv) On April 9, 1997, the Company announced the authorization of expenditures up to $500,00 for purchases of its common stock to be retained as treasury stock. The authorization to make these purchases may be discontinued at any time and does not constitute a commitment by the Company to buy a specific amount of its shares.

Based upon the above cash proceeds provided by the sale of preferred stock offset by the required and intended use of proceeds, losses incurred since December 31, 1996, and anticipated results of operations expected to be incurred during the remainder of 1997, management of the Company believes that sufficient cash resources are available to enable the Company to continue in existence through at least December 31, 1997.





                                      F17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Crown Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Crown Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                           /s/ Arthur Andersen LLP
                                           -------------------------------
                                           ARTHUR ANDERSEN LLP

New York, New York
April 11, 1997





                                      F18

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated April 11, 1997, included in this form 10-KSB into the Company's previously filed Form S-3 Registration Statements (File Nos. 33-59055 and 33-65421).



                                           /s/ Arthur Andersen LLP
                                           -------------------------------
                                           ARTHUR ANDERSEN LLP

New York, New York
April 11, 1997





                                      F19