Form 10KSB/A
period 1996-12-31
CROWN LABORATORIES INC /DE/
filed 1997-04-25
CIK 847385

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

                                        CROWN LABORATORIES, INC.


Date:  April 14, 1997                   By:  /s/ Craig E. Nash
                                             -----------------------------------
                                             CRAIG E. NASH
                                             Chief Executive Officer
                                             Chairman of the Board of Directors


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


/s/ Vincent J. Casella                     Director
----------------------------------
VINCENT J. CASELLA


/s/ Lee Allen Hooker                       Director
----------------------------------
LEE ALLEN HOOKER


/s/ Arthur M. Berkowitz                    Director
----------------------------------
ARTHUR M. BERKOWITZ


/s/ Linda Carrick                          Director
----------------------------------
LINDA CARRICK, PH.D.

                            CROWN LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                DECEMBER 31, 1996     DECEMBER 31, 1995
                                                -----------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                        $    579,486        $    677,431
  Accounts Receivable                                    11,882              60,121
  Inventory
    Raw & Packaging Materials                           243,686              97,647
    Work in Process                                       5,800
    Finished Goods                                       33,418              11,347

  Prepaid expenses & employee and
    officer advances                                    155,806              44,509
                                                   ------------         -----------
    Total current assets                              1,030,080             891,055

PROPERTY AND EQUIPMENT
  Leasehold improvements                              1,300,043           1,291,497
  Machinery & Equipment                               8,410,629           7,595,945
                                                   ------------         -----------
                                                      9,710,672           8,887,442
Accumulated Depreciation & Amortization                (423,674)           (208,679)
                                                   ------------         -----------
  Net Property and Equipment                          9,286,998           8,676,763

MACHINERY RIGHTS & BLUEPRINTS                           242,917             184,478

DEPOSITS & DEFERRED ASSETS                              490,700             232,006
                                                   ------------         -----------
    TOTAL ASSETS                                   $ 11,050,695         $ 9,986,302
                                                   ============         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and
    capital lease liabilities                       $   480,810          $  267,713
  Accounts payable and accrued expenses               1,285,019           1,451,633
                                                   ------------         -----------
    Total current liabilities                         1,765,829           1,719,346

ACCRUED SALES TAX PAYABLE                               288,289             387,123

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES            2,558,191           1,408,912

SHAREHOLDERS' EQUITY

  PREFERRED STOCK - $0.001 par value;                 1,024,997           2,121,233
    5,000,000 shares authorized;
    100 and 209 shares outstanding in 1996
      and 1995, respectively

  COMMON STOCK - $0.001 par value;                       18,795              14,290
    50,000,000 shares authorized;
    18,795,486 and 14,290,513 shares
    outstanding in 1996 and 1995,
    respectively

  Additional paid-in capital                         17,846,466          12,163,601

  Accumulated deficit                               (12,451,872)         (7,828,203)

    Total shareholder's equity                        6,436,386           6,470,921
                                                   ------------         -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 11,050,695         $ 9,986,302
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
                                        =================      =================

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements


                                       F2

                            CROWN LABORATORIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                  SHARES OF    COMMON       ADDITIONAL      ACCUMULATED   PREFERRED     TOTAL
                                                   COMMON       STOCK     PAID-IN-CAPITAL     DEFICIT       STOCK
Balance as of December 31, 1995                   14,290,513   $14,290      $12,163,601     $(7,828,203)  $2,121,233    $6,470,921

   Compensation expense for options granted          320,000       320          550,651          --           --           550,971
    to employees and consultants
   Series C/Series E Preferred Stock Issued           --         --               --             --       $1,500,000     1,500,000
   Shares issued on the conversion of              2,041,288     2,041        2,585,959          --       (2,588,000)        --
    Series C Preferred Stock
   Shares sold in private placement                1,529,999     1,530        1,910,970          --           --         1,912,500
   Fund raising expenses                              --         --            (207,922)         --           --          (207,922)
   Warrants converted                                613,688       614          843,207          --           --           843,821
   Imputed interest for Series C/Series E             --         --               --              8,236       (8,236)        --
    Preferred
   Net loss for the period ended                      --         --               --         (4,631,905)      --        (4,631,905)
    December 31, 1996
                                                  ----------   -------      -----------    ------------    ----------   ----------
Balance as of December 31, 1996                   16,795,480   $18,795      $17,846,466    ($12,451,672)   $1,024,937   $6,438,386
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

      The Accompanying Notes to the Consolidated Financial Statements are
                  an Integral Part of this Financial Statement


                                       F3

                            CROWN LABORATORIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                             SHARES OF     COMMON     ADDITIONAL     ACCUMULATED      PREFERRED        TOTAL
                                               COMMON       STOCK   PAID-IN CAPITAL    DEFICIT          STOCK

BALANCE AS OF DECEMBER 31, 1994              11,840,941    $11,841    $ 8,653,500    $(3,955,878)         -         $ 4,709,463

   Shares sold in Private Placement           1,196,125      1,196      2,391,054          -         3,500,000       5,892,250

   Fund raising expenses                          -          -           (437,990)         -              -            (437,990)

   Proceeds from option conversions               -          -              7,500          -              -               7,500

   Compensation expense for options
      granted to employees and consultants        -          -            138,790          -              -             138,790

   Shares issued on the conversion
      of Series C Preferred Stock             1,253,447      1,253      1,410,747          -         (1,412,000)          -

   Imputed interest for Series C Preferred        -          -              -            (33,233)        33,233           -

   Net loss for the period ended
      December 31, 1995                           -          -              -         (3,839,092)         -          (3,839,092)
                                             ----------    -------    -----------    -----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 1995              14,290,513    $14,290    $12,163,601    $(7,828,203)   $ 2,121,233     $ 6,470,921
                                             ==========    =======    ===========    ===========    ===========     ===========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements



                                       F4

                            CROWN LABORATORIES, INC.

                      Consolidated Statements of Cash Flow


                                                                  FOR THE YEAR ENDED
                                                        -----------------------------------------
                                                        DECEMBER 31, 1996       DECEMBER 31, 1995
                                                        -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                  $(4,631,905)            $(3,839,092)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
        Depreciation and amortization                         214,995                 172,395
        Loss on Repayment of Debt                              53,000                   -
        Issuance of shares to employees
           and consultants                                    550,971                 138,790

CHANGES IN ASSETS AND LIABILITIES:
        Decrease/(Increase) in receivables                     48,239                 (60,121)
        (Increase) in inventories                            (173,910)               (107,406)
        (Increase)/Decrease in prepaid expenses
           and employee advances                             (111,297)                 23,802
        (Decrease)/Increase in accounts payable
           and accrued expenses                              (166,614)              1,207,802
                                                          -----------             -----------

NET CASH USED FOR OPERATIONS                               (4,216,521)             (2,463,830)
                                                          -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital Expenditures and leasehold improvements      (823,230)             (5,582,072)
        (Increase) in rights and blueprints                   (58,439)               (184,478)
        (Increase)/Decrease in deposits and deferred assets    (8,587)                667,118
        (Decrease)/Increase in accrued sales taxes payable    (98,834)                387,124

NET CASH USED FOR INVESTING ACTIVITIES                       (989,090)             (4,712,308)
                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from loans                                 3,000,000                 767,853
        Repayment of loans payable                         (1,690,624)               (202,979)
        Proceeds from issuance of common and
           preferred stock and the exercise of warrants     4,256,321               5,899,750
        Cost of Debt Financing                               (250,107)
        Equity Fundraising costs                             (207,922)               (437,990)
                                                          -----------             -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,107,668               6,026,634
                                                          -----------             -----------

   Net (decrease) in cash and cash equivalents                (97,943)             (1,149,504)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                677,431               1,826,935
                                                          -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   579,488             $   677,431
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

INVENTORY

Inventory is stated at the lower of cost or market using the first-in first-out method of accounting. At December 31, 1996 and 1995, inventory consisted of the following:

                                              1996                1995
                                            --------            --------
Raw Materials                               $243,686             $97,647
Work in Progress                               5,800                   0
Finished Goods                                33,418              11,347
                                            --------            --------
Total Inventory                             $282,904            $108,994

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

During 1995, the Company obtained the rights and blueprints to its aseptic filler machine from the German bankruptcy court. Costs incurred to obtain intangible liquid products machinery rights and blueprints are capitalized and will be amortized over the same life as the underlying liquid products equipment. The Company's total depreciation and amortization expense for 1996 was $214,995 and relates to depreciation of office equipment and dry-mix production equipment and the amortization of the rights and blueprints.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees". Under APB No. 25, the Company values its compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting.

During 1996, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", became effective for the Company. SFAS No. 123 encourages, but does not require companies to record such compensation costs at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. Refer to Note 7.

SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOW INFORMATION

The following information supplements the consolidated statements of cash flow for the years ended December 31, 1996 and 1995. 1996 1995

Interest Paid                                                      $ 238,851                    $220,126

Income Taxes                                                             -0-                         -0-

Assets acquired through capital lease financing                          -0-                    $ 29,755

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

                                       F9

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

Minimum principal payments due on the loan over the next 5 years are as follows:

                 Year                   Principal Due
                 ----                   -------------
                 1997                    $  441,805
                 1998                       591,221
                 1999                       665,739
                 2000                       749,653
                 2001                       551,582
                                         ----------
                 Total Principal         $3,000,000


                                       F10

LONG-TERM DEBT AND CAPITAL LEASE LIABILITIES           Collateral                December 31, 1996     December 31, 1995
                                                       ----------                -----------------     -----------------
FIRST SECURITY BANK OF NEVADA -
Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $8,430 for 84 months
ending January 2003. (Prime + 2%)                    Unsecured                        $       -            $ 451,811


FIRST SECURITY BANK OF NEVADA
(Guaranteed by the U.S. Small Business
   Administration)
Guaranteed by Messrs. Craig and Scott Nash
Monthly Payments of $10,440 for 120 months           All Assets of
ending February 2005.  (Prime + 2 3/4%)              The Company                              -              714,286

FINOVA CAPITAL CORPORATION
Monthly payment of $72,065 for 60                    All Assets of                       3,000,000                -
months ending September 2001.  Original              The Company
balance $3,000,000 (11.93% interest)

GENERAL ELECTRIC CAPITAL CORPORATION -
Guaranteed by Messrs. Craig and Scott Nash
Monthly payments of $11,100 for 60 months
ending July 1999.  Original balance $541,605         Stork Processor                           -             402,825
(10.65% Interest)

MCBA, INC. -
Monthly lease payments of $3,401 for 36 months       Computer
ending June 1997.  Original balance $109,000         Software                              26,700              57,197
(15% Interest)

MEMOREX-TELEX -
Monthly lease payments of $1,396 for 36 months       Computer
ending June 1997.  Original balance $35,727          Equipment                              12,301            23,808
(24% Interest)

SPRINT/NORTH LEASING
Monthly lease payments of $533 for 36 months          Telephone
ending August 1997.  (12.85% Interest)                System                                   -               9,718


ASSOCIATES LEASING -
Monthly lease payments of $567 for 36 months          Fork Lift Truck/                         -              16,980
ending in September 1998.  (10.5% Interest)           Pallet Lift
                                                                                        ----------       -----------
Total Long Term Debt and Capital Lease Liabilities                                       3,039,001         1,676,625
Less:  current portion                                                                     480,810           267,713
                                                                                        ----------       -----------
Long-term debt net of current portion                                                   $2,558,191       $ 1,408,912
                                                                                        ==========       ===========

The amounts due under the lease obligations are net of interest expense.

Capital lease liabilities and long-term debt as of December 31, 1996 are payable as follows:

                           1997                       $ 480,810
                           1998                         591,221
                           1999                         665,739
                           2000                         749,653
                           2001                         551,582

                  Gross Amount                       $3,039,005
                           Less: amount representing
                           capitalized lease interest         4
                                                     ----------
                  Principal Amount                   $3,039,001



                                       F11

Craig and Scott Nash had guaranteed certain indebtedness of the Company related to the First Security Bank of Nevada loans, and pledge a total of 500,000 shares of Common Stock of the Company to secure such guarantee. As the indebtedness was liquidated on October 15, 1996, the 500,000 shares were returned to Craig and Scott Nash. At that time, Craig and Scott Nash received no compensation for the risk of such commitment.

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

In 1996, the Company issued stock to two employees (total of 40,000 shares) which vest 40% two years after the date of their employment and 60%, five years after the date of their employment. During 1996, 180,000 shares of Common Stock was also issued to Dr. Kouri (refer to Note 12). Also in 1996, the Company issued an additional 210,000 options to employees at an exercise price which was based upon 85% discount to the market price at the time of grant. Vesting of these options will occur 40%, two years after the date of their employment and 60%, five years after their date of employment. Salary expense for these options is being accrued over the life of the vesting schedules. During 1996, 50,000 options were issued to consultants for services rendered. These options expire 3 years from the dates of grant, June 6, 1996, and October 28, 1996.

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

                  NAME                    NUMBER OF OPTIONS GRANTED
                  ----                    -------------------------
                  Craig Nash                        768,028
                  Scott Nash                        768,029
                  Other Employees                   338,910
                                                  ---------
 Total Employee Stock Option Plan Options         1,874,967

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

During 1996, the Company granted the following options to purchase 854,110 shares of its Common Stock (in addition to those in the 1992 stock option plan and outstanding options as of December 31, 1995, summarized above) at the following exercise prices:

                                                                     # SHARES SUBJECT TO       DATES OF
                                                                         FORFEITURE             VESTING
                                                                         ----------             -------
      30,000    shares at $0.225 per share through June 1999                   -0-               Vested
      50,000    shares at $0.225 per share through August 2006              50,000            8/96-8/99
     140,000    shares at $0.250 per share through June 2006               140,000            3/96-6/01
     150,000    shares at $1.44 per share through August 1999              150,000            8/96-6/98
      50,000    shares at $1.4375 per share through August 2001                -0-               Vested
     300,000    shares at $1.4375 per share through December 2001              -0-               Vested
      24,110    shares at $1.625 per share through June 1998                12,055            6/96-6/97
      40,000    shares at $1.75 per share through September 1999               -0-            see below
      50,000    shares at $2.00 per share through July 2001                    -0-               Vested
      20,000    shares at $2.40 per share through October 1999                 -0-               Vested

The options to purchase 40,000 shares of Common Stock at $1.75 per share has been granted to Arthur Berkowitz for his efforts in the establishment of a marketing consulting agreement for the Company. These options (20,000 of which will vest immediately with the remaining vesting based upon the signing of a marketing agreement) expire on September 24, 1999.



                                      F13

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


7.   STOCK OPTION AND INCENTIVE PLAN

The Company has stock option plans and other arrangements currently in effect under which future grants of stock options may be issued to executives, key employees, and directors. Refer to Notes 5 and 6. The Company has adopted the disclosure only provisions of SFAS No.123 and is continuing to recognize compensation expense using the intrinsic value method under APB No.25 as discussed in Note 2. Had compensation expense for the Company's stock options been determined based on the fair market value at the grant date for awards in 1995 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                               1996                        1995
                                               ----                        ----
Net Loss:                  as reported      ($4,631,905)               ($3,839,092)
Net Loss:                  pro forma        ($4,636,621)               ($3,864,273)
Loss per Share:            as reported      ($0.27)                    ($0.30)
Loss per Share:            pro forma        ($0.27)                    ($0.30)

This pro forma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of the grant using a number of factors that resulted in a net value of approximately 60% of the stock price on the grant date.

                                                              Number of
                                                                shares
                                                              ---------
Outstanding at December 31, 1994                              2,209,967
Granted                                                         421,834
Exercised                                                             -
Forfeited                                                             -

Outstanding at December 31, 1995                              2,631,801
Granted                                                         360,000
Exercised                                                             -
Forfeited                                                      (262,500)

Outstanding at December 31,1996                               2,729,301



                                       F14

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


                                       F15

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

11.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $26,576 subject to annual inflation escalations which commenced in September 1996. During 1996, the Company paid $311,946 in lease payments for the building. Minimum payments due under the building lease are as follows:

            Year Ending
            December 31,
            ------------
                 1997               $318,912
                 1998               $318,912
                 1999               $159,456
                 2000                    -0-


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

In addition to normal business litigation, the Company has the following material litigation:

         CROWN V. SWINNEY ET AL., the Company sought to enforce the legends on its stock requiring compliance with the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a supercedeas bond in the amount of $89,695 secured by a certificate of deposit, included


                                       F16
         in Deposits and Deferred Assets on the Balance Sheet, to cover its potential liability in this case. As the enforceability of the Company's legends on its securities was at stake, the Company posted a bond and appealed the Nevada District Court's decision. This appeal was accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment approximately $64,000 in 1995. Subsequent to December 31, 1996, this dispute was resolved. The final settlement amount was $69,000.

         CROWN V. ROLFENADE ET AL., was filed by the Company, in March, 1995, and subsequently amended to incorporate all of the defendant "alter egos" in September 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service which was lost. They appealed to the Nevada Supreme Court. Their appeal was denied. They have since filed an answer. The Company cannot predict the outcome of its claims.

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


13.  SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the following events occurred:

                  (i) On February 28, 1997, the Company announced a three-year agreement with renewal options with McKesson Corporation's U.S. Health Care unit. The agreement calls for McKesson to distribute Crown's liquid nutritional and dietary products to the home health care, hospital, and nursing home markets. Management believes that, while this best effort agreement will produce revenues growing to $1.5 million per month during the ensuing months, there can be no assurances that this estimate will be reached. The agreement has a thirty day cancellation provision.

                  (ii)On March 4, 1997, the Company announced that Crown and
                      Tufts University had created an alliance in human nutrition to pursue a variety of joint activities in the area of nutritional product research, education, and public information dissemination. Specific activities of the initiative will include the formation of a Crown\Tufts steering committee to be guided by a Tufts Associate Dean, and the establishment of graduate fellowships to be funded by Crown for their advanced graduate students studying human nutrition science. Crown will contribute $80,000 during the first


                                       F17
                      year, and if continued, $100,000 each following year for four years. The agreement is a year to year obligation with cancellation clauses for both parties.

                (iii) On March 7, 1997, the Company raised $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997 and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held,the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

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





                                       F18

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

                                            s/Arthur Andersen LLP
                                            ------------------------------------
                                              ARTHUR ANDERSEN LLP

New York, New York
April 14, 1997


                                       F19

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated April 14, 1997, included in this form 10-KSB into the Company's previously filed Form S-3 Registration Statements (File Nos.
33-59055 and 33-65421).

                                            s/ Arthur Andersen LLP
                                            ------------------------------------
                                               ARTHUR ANDERSEN LLP

New York, New York
April 14, 1997


                                      F20