Form 10QSB
period 1997-03-31
CROWN LABORATORIES INC /DE/
filed 1997-05-15
CIK 847385

                                  FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1997

                                       or

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

The number of outstanding shares of the registrant's only class of common stock as of March 31, 1997.

Common Stock, $.001 par value - $19,813,912

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward looking statements. Except for the historical information contained this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997, the matters discussed herein include forward-looking statements.

Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties, include, but are not limited to (i) the anticipated growth in demand for the Company's products, (ii) the anticipated growth of the Company's revenues from development, manufacture and sale of the Company's products, (iii) the anticipated expansion of the Company's international activities, (iv) the impact of competitive products and pricing and, (v) other risks which are identified from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request.

When used in this Quarterly Report, the words "intend", "estimated", "believe", "expect", and similar expressions which are not historical are intended to identify forward-looking statements. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

The Company has continued in the pre-marketing phase of operation. For the three month period ended March 31, 1997 the Company incurred losses of ($921,504) vs. ($906,992) in the same period in 1996. The Company has incurred losses associated with additional salary expense as a result of additions to staff, other operating expenses and certain expenses charged to start-up costs in the engineering, design, and modifications to its facility, processes and formulations associated with the Company's entry into the market. The Company has incurred ($313,527) in research and development and start-up expenses which represent 34% of the ($921,504) losses incurred in the quarter ended March 31, 1997. The Company had sales of $33,732 of dry-mix products for the first quarter ended on March 31, 1997. The accumulated consolidated deficit at March 31, 1997, was ($13,373,376) while shareholder's equity was $8,503,309.

The Securities and Exchange Commission (SEC) and Financial Accounting Standards Board (FASB) have issued stringent guidelines to account for research and development and certain other start-up costs. The SEC has adopted a view that they will not accept deferred start-up costs (capitalization of start-up costs on the Balance Sheet) if the registrant is not in an industry where deferral is not a widely accepted policy. Crown has been advised by its auditors that it is in an industry where deferral is not a widely accepted policy. Consequently, Crown expensed $313,527 of start-up expense for the first quarter 1997. Start-up expenses of $275,284 were similarly expensed in first quarter 1996.

On February 28, 1997, the Company announced a three-year agreement with renewal options with McKesson Corporation's US Health Care unit. The agreement calls for McKesson to distribute Crown's liquid nutritional and dietary products to the home health care, hospital, and nursing home markets. Management believes that this best effort agreement will produce revenues growing to $1.5 million per month during the ensuing months. There can be no assurances that this estimate will be reached. The agreement has a thirty day cancellation provision.

On March 4, 1997, the Company announced that the company and Tufts University have embarked on an initiative in Human Nutrition, an alliance to pursue a variety of joint activities in the areas of nutritional product research, education, and public information dissemination. Specific activities will include the formation of a Crown/Tufts steering committee to be guided by a Tufts Associate Dean, and the establishment of graduate fellowships to be funded by Crown for Tufts advanced graduate students studying human nutrition science.

Crown will contribute $80,000 during the first year, and if continued, $100,000 each following year for four years. The agreement is a year to year obligation with cancellation clauses for both parties.

FINANCIAL CONDITION

Working capital at March 31, 1997 was $1,361,317 with approximately $650,000 in accounts payable attributable to capital expenditures and leasehold improvements. Cash and equivalents balances were $2,289,908 as of March 31, 1997. The Company raised an additional $1 million from the sale of Series E Preferred Stock on July 31, 1996, and an additional $3 million from the sale of Series E Preferred stock on March 7, 1997, as outlined below in the Funding section.

Based upon the cash proceeds provided by the sale of preferred stock offset by the required and intended use of proceeds, losses incurred since December 31, 1996, and anticipated results of operations expected for the remainder of 1997, management of the Company believes that sufficient cash resources are available to enable the Company to continue in existence through at least December 31, 1997. After that time the Company may require additional funds to support its working capitals needs as it begins to expand into its markets. The Company is presently exploring its alternatives for raising additional funds. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

FUNDING

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (August 1, 1997, and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible grows. The number is not subject to a ceiling. As of December 31, 1996, there was $1,000,000 in Series E Preferred Stock outstanding. On March 3, 1997, the Regulation S investor notified the Company of its intention to convert its Series E Preferred Stock into shares of the Company's Common Stock. Under the conversion formula for the Series E Preferred Stock, the Regulation S investor was issued 1,018,424 shares of the Company's Common Stock on March 7, 1997.

On March 7, 1997, the Company raised an additional $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997, and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. the number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

On April 9, 1997, the Company announced that its board of directors authorized the expenditure of up to $500,000 for market purchases of its common stock. The Company will make purchases from time to time as market conditions permit and in such amounts as it deems advisable. Any common stock reacquired would be retained by the Company as treasury stock. The authorization to make these purchases, which may be discontinued at any time, does not constitute a commitment on the part of Crown Laboratories, Inc. to buy any specific amount of its shares.

                            CROWN LABORATORIES, INC.
                          Consolidated Balance Sheets

                                                UNAUDITED          AUDITED
                                              March 31, 1997  December 31, 1996
                                              --------------  -----------------
                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $ 2,289,908      $   579,488
Accounts Receivable                                  50,418           11,882
Inventory
   Raw & Packaging Materials                        246,981          243,686
   Work in Process                                    8,976            5,800
   Finished Goods                                     7,802           33,418

Prepaid expenses & employee and
   officer advances                                 185,467          155,806
                                                -----------      -----------
      Total current assets                        2,789,552        1,030,080

PROPERTY AND EQUIPMENT
   Leasehold improvements                         1,315,258        1,300,043
   Machinery & Equipment                          8,541,421        8,410,629
                                                -----------      -----------
                                                  9,856,679        9,710,672
Accumulated Depreciation
   & Amortization                                  (477,865)        (423,674)
                                                -----------      -----------
      Net Property and Equipment                  9,378,814        9,286,998

MACHINERY RIGHTS & BLUEPRINTS                       242,917          242,917
DEPOSITS & DEFERRED ASSETS                          487,378          490,700
                                                -----------      -----------
      Total assets                              $12,898,661      $11,050,695
                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt
      and capital lease liabilities             $   266,252      $   480,810
   Accounts payable and accrued expenses          1,161,985        1,285,019
                                                -----------      -----------
      Total current liabilities                   1,428,237        1,765,829

ACCRUED SALES TAX PAYABLE                           263,575          288,289

LONG-TERM DEBT & CAPITAL LEASE
   LIABILITIES                                    2,703,810        2,558,191

SHAREHOLDERS' EQUITY

   Preferred stock - $0.001 par value;
      5,000,000 shares authorized;
      300 shares outstanding in 1997
      and 250 shares in 1996                      3,000,000        1,024,997

   Common Stock - $0.001 par value;
      50,000,000 shares authorized;
      19,813,912 and 18,795,488 shares
      outstanding in 1997 and 1996,
      respectively                                   19,813           18,795

   Additional paid-in capital                    18,856,602       17,846,466

   Accumulated deficit                          (13,373,376)     (12,451,872)
                                                -----------      -----------
      Total shareholders' equity                  8,503,039        6,438,386

      Total liabilities and
        shareholders' equity                    $12,898,661      $11,050,695
                                                ===========      ===========

      The Accompanying Notes to the Consolidated Financial Statements are and Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       For the three months ended
                                      ------------------------------
                                      March 31, 1997  March 31, 1996
                                      --------------  --------------
Net Sales                               $   33,732      $      --
  Cost of Sales                            (11,132)            --
                                        ----------      ----------
Gross Profit                                22,600             --
  Research & Development Start Up Costs    313,527         275,284
  General and Administrative Expenses      527,216         620,612

                                        ----------      ----------
Loss From Operations                      (818,143)       (895,896)

  Other Income (Expense)
    Other Expense                          (17,492)         25,200
    Interest expense                       (89,475)        (41,162)
    Interest income                          3,606           4,865
                                        ----------      ----------

Loss before income taxes                  (921,504)       (906,992)

  Income Tax Provision                         --              --
                                        ----------      ----------
Net Loss                                $ (921,504)     $ (906,992)
                                        ==========      ==========
NET LOSS PER SHARE                          $(0.05)         $(0.06)
                                        ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                             19,187,159      14,317,791
                                        ==========      ==========

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                   UNAUDITED

                                               SHARES OF     COMMON      ADDITIONAL       ACCUMULATED     PREFERRED
                                                COMMON       STOCK     PAID-IN CAPITAL      DEFICIT         STOCK         TOTAL
                                              ----------     -------   ---------------    -----------     ----------    ----------
BALANCE AS OF DEC. 31, 1996                   18,795,488     $18,795     $17,846,466     $(12,451,872)    $1,025,000    $6,438,389
   Compensation expense for options
    granted to employees and consultants             --          --           31,354              --             --         31,354

   Series E Preferred Stock issued                   --          --              --               --       3,000,000     3,000,000

   Shares issued on the conversion
    of Series E Preferred Stock                1,018,424       1,018       1,023,982              --      (1,025,000)          --

   Fund raising expenses                             --          --          (45,200)             --             --       (45,200)

   Warrants converted                                --          --              --               --             --            --

   Warrants converted                                --          --              --               --             --            --

   Net loss for the period ended
    March 31, 1996                                   --          --              --          (921,504)           --       (921,504)
                                              ----------     -------     -----------     ------------     ----------    ----------
BALANCE AS OF MARCH 31, 1997                  19,813,912     $19,813     $18,856,602     $(13,373,376)    $3,000,000    $8,503,039
                                              ==========     =======     ===========     ============     ==========    ==========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)

                                                                        For the three months ended
                                                                     March 31, 1997    March 31, 1996
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                              $  (921,504)      $ (906,993)

Add/(deduct) items not impacting cash:
  Depreciation and amortization                                            54,194           51,611
  Issuance of shares to employees and consultants                          31,353           42,343

Changes in Assets and Liabilities:
  (Increase)/Decrease in receivables                                      (38,536)         (40,239)
  (Increase)/Decrease in inventories                                       19,145          148,379
  (Increase)/Decrease in prepaid expenses and employee advances           (29,661)         115,406
  Increase/(Decrease) in accounts payable and accrued expenses           (123,034)         180,888
                                                                      -----------       ----------

Total Cash Generated from/(used for) operations                        (1,008,043)        (408,605)
                                                                      -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures and leasehold improvements                        (146,007)         589,509
  (Increase)/Decrease in deposits and deferred assets                       3,322          255,499
  Increase/(Decrease) in accrued sales taxes payable                      (24,714)          74,126

Total cash (used in)/generated from investing activities                 (167,399)         919,134
                                                                      -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                                                           -                -
  Repayments of loans payable                                             (68,939)      (1,424,367)
  Proceeds from issuance of common and preferred stock and the
    exercise of warrants                                                3,000,000        1,065,382
  Fundraising costs                                                       (45,200)         (16,098)
  Repurchase of common shares                                                   -                -
  Prior period adjustments                                                      -                -
                                                                      -----------

Total cash provided by/(used in) financing activities                   2,885,861         (375,083)
                                                                      -----------       ----------

  Net increase/(decrease) in cash and cash equivalents                  1,710,420          135,446

Cash and cash equivalents, beginning of period                            579,488          579,488
                                                                      -----------       ----------

Cash and cash equivalents, end of period                              $ 2,289,908       $  714,934
                                                                      ===========       ==========

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1. BACKGROUND OF ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.

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

3. FINANCING

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (August 1, 1997, and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible grow. The number is not subject to a ceiling. As of December 31, 1996, there was $1,000,000 in Series E Preferred Stock outstanding. On March 3, 1997, the Regulation S investor notified the Company of its intention to convert its Series E Preferred Stock into shares of the Company's Common Stock. Under the conversion formula for the Series E Preferred Stock, the Regulation S investor was issued 1,018,424 shares of the Company's Common Stock on March 7, 1997.

On March 7, 1997, the Company raised $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997, and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula as the Common Stock price drops, the number of Common Shares into which Series E

Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

During the first quarter ended March 31, 1997, a total of 463,750 options and warrants expired.

On April 9, 1997, the Company announced the authorization of expenditures up to $500,000 for purchases of its common stock to be retained as treasury stock. The authorization to make these purchases may be discounted at any time and does not constitute a commitment by the Company to buy a specific amount of its shares.

Based upon the above cash proceeds provided by the sale of preferred stock offset by the required and intended use of proceeds, losses incurred since December 31, 1996, and anticipated results of operations expected to be incurred during the remainder of 1997, management of the Company believes that sufficient cash resources are available to enable the Company to continue operations through at least December 31, 1997.

4. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Crown Laboratories, Inc. and its wholly-owned subsidiaries, which include Crown Russia OOO.

5. COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $26,576 subject to annual inflation escalations which commenced in September 1996. During 1997, the Company paid $79,728 in lease payments for the building. Minimum payments due under the building lease are as follows:

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

6.  LITIGATION

The Company is subject to normal business litigation and claims concerning products and services rendered to the Company.

In addition to normal business litigation, the Company has the following material litigation:

        Crown V. Swinney et al., the Company sought to enforce the legends on its stock requiring compliance with the Securities Act of 1933. The Court issued an injunction, and after the injunction became moot, the court decided that the injunction was wrongful. The Company has posted a supersedeas bond in the amount of $89,695 secured by a certificate of deposit, included in Deposits and Deferred Assets on the Balance Sheet, to cover its potential liability in this case. As the enforceability of the Company's legends on its securities was at stake, the Company posted a bond and appealed the Nevada District Court's decision. This appeal was accepted by the Nevada Supreme Court. Although, the Company believes that its liability, if any, will be limited to attorney's fees, it has expensed the amount of the preliminary judgment approximately $64,000 in 1995. This dispute was resolved on March 31, 1997. The final settlement amount was $69,000.

        Crown V. Rolfenade et al., was filed by the Company, in March 1995, and subsequently amended to incorporate all of the defendants "alter egos" in September 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service which was lost. They appealed to the Nevada Supreme Court. Their appeal was denied. They have since filed an answer. The Company cannot predict the outcome of its claims.

        Crown V. Lloyds On August 8, 1996,a settlement was reached whereby Lloyds would reduce its claim from $123,000 to $35,000 which Crown subsequently paid on August 8, 1996 with complete releases on both sides.

7. SUBSEQUENT EVENTS

On May 5, 1997, Crown Laboratories' Board of Directors adopted a Shareholder Rights Plan designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price.

The plan is designed to assure that any acquisition of the company and/or any acquisition of control of the company would take place under circumstance in which the board of directors can secure the best available transaction for all of the company's stockholders. Under the plan, each stockholder will receive a dividend of one right for each share of the company's outstanding common stock. Craig Nash, Crown's chairman and CEO said, "The rights are designed to protect the company and its shareholders against market accumulation programs and other abusive takeover tactics. They are not aimed at preventing a takeover but rather are intended to encourage a potential buyer to negotiate appropriately with the board prior to attempting a takeover."

Initially, the rights are attached to the company's common stock and are not exercisable. They become detached from the common stock and become immediately exercisable after any person or group that is not a "grandfathered stockholder" becomes the beneficial owner of 15% or more of the company's common stock or 10 days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level, subject only to certain "permitted offers."

If a buyer who is not a "grandfathered stockholder" becomes a 15% owner in the company, all rights holders, except the buyer, will be entitled to purchase preferred stock in the company at a price discounted from the then market price. In addition, if the company is acquired in a merger after such an acquisition, all rights holders except the buyer will also be entitled to purchase stock in the buyer at a discount in accordance with the plan. The distribution of rights will be made to common stockholders of record on May 16, 1997 and shares of common stock that are newly-issued after that date will also carry rights until the rights become detached from the common stock. The rights will expire on May 15, 2007. The company may redeem the rights for $0.01 each at any time before a buyer acquires a 15% position in the company and under certain other circumstances. The rights distribution is not taxable to stockholders. A complete description of the Shareholder Rights Agreement and Series F Preferred Stock may be found in the Form 8-A filed with EDGAR on May 13, 1997.

On May 5, 1997, the Company approved the reservation of 500,000 shares of Series F Preferred stock which may be issuable pursuant to the Rights Agreement dated as of May 5, 1997.

On April 21, 1997, the Company hired Calvin T. Mathews as its new Chief Financial Officer. Prior to joining Crown Laboratories, Mr. Mathews served as Director of Mergers and Acquisitions for FundMinder, Inc., a California based investment management firm. Prior to joining FundMinder, Inc., Mr. Mathews served as Chief Executive Officer of Schabacker Investment Management, Inc. In addition, Mr. Mathews was the President and Chief Financial Officer for Crown Laboratories from June 30, 1990 to September 30, 1993. Mr. Mathews also serves on the Board of Directors of Optelecom, Inc. (OTC: OPTC), a leading provider of optical communications and laser systems.

On April 9, 1997, the Company announced that its board of directors authorized the expenditure of up to $500,000 for purchases of its common stock. The Company will make purchases from time to time as market conditions permit and in such amounts as it deems advisable. Any common stock reacquired would be retained by the Company as treasury stock. The authorization to make these purchases, which may be discontinued at any time, does not constitute a commitment on the part of Crown Laboratories, Inc. to buy any specific amount of its shares.

From April 1, 1997 through May 14, 1997, an additional 297,783 shares, options, or warrants were repurchased or expired.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports

        (a)     Exhibits

                4(b) Certificate of Designation of Series F Junior Participating Preferred Stock (1)

                (1)   Filed herewith.


SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CROWN LABORATORIES, INC.

Dated: May 14, 1997             By:  /s/ CRAIG E. NASH
                                    ------------------------------
                                     Craig E. Nash
                                     Chief Executive Officer
                                     Chairman, Board of Directors

                                By:  /s/ CALVIN T. MATHEWS
                                    ------------------------------
                                     Calvin T. Mathews
                                     Chief Financial Officer