Form 10KSB/A
period 1996-12-31
CROWN LABORATORIES INC /DE/
filed 1997-05-21
CIK 847385

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB/A2

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

             For the Fiscal year ended December 31, 1996

                               OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

    For the period from January 1, 1996 to December 31, 1996
                  Commission File No. 1- 12848

                    CROWN LABORATORIES, INC.
         (Name of small business issuer in its charter)

       Delaware                               75-2300995
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification Number)

           6780 Caballo Street                  89119
              Las Vegas, NV
(Address of Principal Executive Offices)      (Zip Code)

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

Check whether the issuer (1) filed all the reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for the most recent fiscal year. $0.00

The aggregate value of the Common Stock held by non-affiliates on December 31, 1996 was $17,620,770. As of December 31, 1996 there were 18,795,488 shares of Crown Laboratories, lnc., Common Stock,
$.001 par value outstanding.

                          PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The current directors and executive officers of the Company are as follows:


NAME                                AGE       POSITION

Craig E. Nash                       42        Chairman of the Board of
                                              Directors and Chief
                                              Executive Officer

Scott O. Nash                       42        President and
                                              Vice Chairman of the
                                              Board of Directors

Christopher Demetree                33        National Accounts
                                              Executive and Director

Vincent Casella                     58        Director

Lee Allen Hooker                    51        Director, Chairman
                                              of the Compensation
                                              Committee


Arthur M. Berkowitz                 56        Director, Chairman of the
                                              Audit Committee, Member
                                              of the Compensation
                                              Committee

Linda Carrick, Ph.D.                43        Director, Member of the
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

ARTHUR M. BERKOWITZ became a director of the Company in June 1994. Mr. Berkowitz has been an agent for the Equitable Life Insurance Society of the United States for the past 19 years. He is currently a Benefits Consultant to many large corporations. Mr. Berkowitz was an engineer with The General Electric Company for 12 years. Mr. Berkowitz is a life member of the Million Dollar Round Table, a Director of the Philadelphia Friends of ALS, and Financial Secretary of the Germantown Jewish Centre of Philadelphia. Mr. Berkowitz has a B.S. degree in Mathematics from St. Lawrence University and a B.Ae. and a M-Ae. in Aeronautical Engineering from Rensselaer Polytechnic Institute.

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

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than ten percent of the registered class of the Company's equity securities to file various reports with the Securities Exchange Commission and the American Stock Exchange concerning the holdings of and transactions in the Common Stock and other equity securities of the Company. Copies of these filings must be furnished to the Company. Based solely upon a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 1996, all filing requirements applicable to its directors, executive officers and 10% shareholders were complied with, with the following exceptions. The Company believes that Mr. Craig Nash filed his May and December 1996 Form 4 Statements after the required
filing date.   The Company believes that Mr. Vincent Casella
filed his December 1995 Form 4 Statement after the required filing date. The Company believes that Mr. Christopher Demetree filed his June 1996 Form 4 after the required filing date. The Company believes that Mr. Arthur Berkowitz, Mr. Lee Hooker and Dr. Linda Carrick filed their September 1996 Form 4 Statements after the required filing date.

                            SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                   CROWN LABORATORIES, INC.


                                   By:    /s/ Craig. E Nash
                                         ___________________
                                   Name:   Craig E. Nash
                                   Title:  Chief Executive Officer

Dated:  May 20, 1997