Form 10QSB/A
period 1997-03-31
CROWN LABORATORIES INC /DE/
filed 1997-05-22
CIK 847385

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

RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward looking statements. Except for the historical information contained in this Quarterly Report on Form 10-QSB/A1 for the quarter ended March 31, 1997, the matters discussed herein include forward-looking statements.

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

The Company has continued in the pre-marketing phase of operation. For the three month period ended March 31, 1997 the Company incurred losses of ($921,504) vs. ($906,992) in the same period in 1996. The Company has incurred losses associated with additional salary expense as a result of additions to staff, other operating expenses and certain expenses charged to start-up costs in the engineering, design, and modifications to its facility, processes and formulations associated with the Company's entry into the market. The Company has incurred ($313,527) in research and development and start-up expenses which represent 34% of the ($921,504) losses incurred in the quarter ended March 31, 1997. The Company had sales of $33,732 of dry-mix products which were sold to the export market for the quarter ended on March 31, 1997. The accumulated consolidated deficit at March 31, 1997, was ($13,373,376) while shareholder's equity was $8,503,039.

The Securities and Exchange Commission (SEC) and Financial Accounting Standards Board (FASB) have issued stringent guidelines to account for research and development and certain other start-up costs. The SEC has taken the position that it will not accept deferred start-up costs (capitalization of start-up costs on the Balance Sheet) if the registrant is not in an industry where deferral is not a widely accepted policy. Crown has been advised by its auditors that it is in an industry where deferral is not a widely accepted policy. Consequently, Crown expensed $313,527 of start-up expense for the first quarter 1997. Start-up expenses of $275,284 were similarly expensed in first quarter 1996. As Crown enters the market place with its products in the second quarter, the Company expects these research and development and start-up expenses to significantly decrease.

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

On April 21, 1997, the Company hired Calvin T. Mathews as its new Chief Financial Officer. Prior to joining Crown Laboratories, Mr. Mathews served as Director of Mergers and Acquisitions for FundMinder, Inc., a California based investment management firm. Prior to joining FundMinder, Inc., Mr. Mathews served as Chief Executive Officer of Schabacker Investment Management, Inc. In addition, Mr. Mathews was the President and Chief Financial Officer for Crown Laboratories from June 30, 1990 to September 30, 1993. Mr. Mathews also serves on the Board of Directors of Optelecom, Inc. (OTC:OPTC), a leading provider of optical communications and laser systems.

FINANCIAL CONDITION

Net working capital on March 31, 1997 was $1,361,315. Cash and cash equivalents were $2,289,908 and approximately $650,000 in accounts payable were attributable to capital expenditures and leasehold improvements.

The Company raised $1 million from the sale of Series E Preferred Stock on July 31, 1996 and on March 7, 1997, the company sold an additional $3,000,000 of Series E Preferred Stock. This cash, the management believes, is sufficient to support the working capital needs of the Company through December 31, 1997. After that time the Company may require additional working capital to expand its markets. The company is exploring alternatives to raise additional funds. To the extent that the Company uses equity securities to raise additional funds to satisfy future working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

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
                                        ==========      ==========

      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                        STATEMENT OF SHAREHOLDERS EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                   UNAUDITED

                                               SHARES OF     COMMON      ADDITIONAL       ACCUMULATED     PREFERRED
                                                COMMON       STOCK     PAID-IN CAPITAL      DEFICIT         STOCK         TOTAL
                                              ----------     -------   ---------------    -----------     ----------    ----------
BALANCE AS OF DEC. 31, 1996                   18,795,488     $18,795     $17,846,466     $(12,451,872)    $1,025,000    $6,438,389
   Compensation expense for options
    granted to employees and consultants             --          --           31,354              --             --         31,354

   Series E Preferred Stock issued                   --          --              --               --       3,000,000     3,000,000

   Shares issued on the conversion
    of Series E Preferred Stock                1,018,424       1,018       1,023,982              --      (1,025,000)          --

   Fund raising expenses                             --          --          (45,200)             --             --       (45,200)

   Warrants converted                                --          --              --               --             --            --

   Imputed interest for Series C
     Preferred                                       --          --              --               --             --            --

   Net loss for the period ended
    March 31, 1996                                   --          --              --          (921,504)           --       (921,504)
                                              ----------     -------     -----------     ------------     ----------    ----------
BALANCE AS OF MARCH 31, 1997                  19,813,912     $19,813     $18,856,602     $(13,373,376)    $3,000,000    $8,503,039
                                              ==========     =======     ===========     ============     ==========    ==========


      The Accompanying Notes to the Consolidated Financial Statements are
                 an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)

                                                                        For the three months ended
                                                                     March 31, 1997    March 31, 1996
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                              $  (921,504)      $ (906,993)

Add/(deduct) items not impacting cash:
  Depreciation and amortization                                            54,194           51,611
  Issuance of shares to employees and consultants                          31,353           42,343

Changes in Assets and Liabilities:
  (Increase)/Decrease in receivables                                      (38,536)           8,000
  (Increase)/Decrease in inventories                                       19,145          (19,731)
  (Increase)/Decrease in prepaid expenses and employee advances           (29,661)           4,109
  Increase/(Decrease) in accounts payable and accrued expenses           (123,034)          14,274
                                                                      -----------       ----------

Total Cash Generated from/(used for) operations                        (1,008,043)        (806,387)
                                                                      -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital Expenditures and leasehold improvements                        (146,007)        (233,720)
  (Increase)/Decrease in deposits and deferred assets                       3,322           (3,195)
  Increase/(Decrease) in accrued sales taxes payable                      (24,714)         (24,709)

Total cash (used in)/generated from investing activities                 (167,399)        (261,624)
                                                                      -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loans                                                           -                -
  Repayments of loans payable                                             (68,939)         (61,990)
  Proceeds from issuance of common and preferred stock and the
    exercise of warrants                                                3,000,000        1,065,382
  Fundraising costs                                                       (45,200)         (16,098)
  Repurchase of common shares                                                   -                -
  Prior period adjustments                                                      -                -
                                                                      -----------       ----------

Total cash provided by/(used in) financing activities                   2,885,861          987,294
                                                                      -----------       ----------

  Net increase/(decrease) in cash and cash equivalents                  1,710,420          (80,717)

Cash and cash equivalents, beginning of period                            579,488          677,431
                                                                      -----------       ----------

Cash and cash equivalents, end of period                              $ 2,289,908       $  596,714
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

2. MANUFACTURING FACILITY

The Company presently occupies a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with two, one month renewal options. The Company collected $25,200 in lease revenue during 1995 and $75,600 during 1996 which amounts are reflected in the financial statements of the Company. The sub-tenant vacated the space in October, 1996.

3. FINANCING

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (August 1, 1997, and August 1, 1998). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible grow. The number is not subject to a ceiling. As of December 31, 1996, there was approximately $1,000,000 in Series E Preferred Stock outstanding. On March 3, 1997, the Regulation S investor notified the Company of its intention to convert its Series E Preferred Stock into shares of the Company's Common Stock. Under the conversion formula for the Series E Preferred Stock, the Regulation S investor was issued 1,018,424 shares of the Company's Common Stock on March 7, 1997.

On March 7, 1997, the Company raised $3 million through the sale, pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (August 1, 1997, and August 1, 1998). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula as the Common Stock price drops, the number of Common Shares into which Series E

Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

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

5. SUBSEQUENT EVENTS

On May 5, 1997, Crown Laboratories' Board of Directors adopted a Shareholder Rights Plan designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price.

The plan is designed to assure that any acquisition of the company and/or any acquisition of control of the Company would take place under circumstance in which the board of directors can secure the best available transaction for all of the Company's stockholders. Under the plan, each stockholder will receive a dividend of one right for each share of the Company's outstanding common stock. The rights are designed to protect the company and its shareholders against market accumulation programs and other abusive takeover tactics. They are not aimed at preventing a takeover but rather are intended to encourage a potential buyer to negotiate appropriately with the board prior to attempting a takeover.

Initially, the rights are attached to the Company's Common Stock and are not exercisable. They become detached from the common stock and become immediately exercisable, after any person or group that is not a "grandfathered stockholder" becomes the beneficial owner of 15% or more of the Company's Common Stock, or 10 days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level, subject only to certain "permitted offers."

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

From April 1, 1997 through May 14, 1997, an additional 297,783 shares, options, or warrants were repurchased or expired. From January 1, 1997 through May 14, 1997, a total of 761,533 shares, options, or warrants were repurchased or expired including the 463,750 options and warrants referenced above in footnote 3.

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

                                CROWN LABORATORIES, INC.

Dated: May 22, 1997             By:  /s/ CRAIG E. NASH
                                    ------------------------------
                                     Craig E. Nash
                                     Chief Executive Officer
                                     Chairman, Board of Directors

                                By:  /s/ CALVIN T. MATHEWS
                                    ------------------------------
                                     Calvin T. Mathews
                                     Chief Financial Officer