Form 10QSB
period 1997-06-30
CROWN LABORATORIES INC /DE/
filed 1997-08-14
CIK 847385

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended, June 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


                                 (702) 696-9300
              (Registrant's Telephone Number, Including Area Code)



Indicate by a check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---

The number of outstanding shares of the registrant's only class of common stock as of June 30, 1997

Common Stock, $.001 par value: 20,063,912

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward looking statements. Except for the historical information contained in this Quarterly Report of Form 10-QSB for the quarter ended, June 30, 1997, the matters discussed herein include forward-looking statements.

Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties, include, but are not limited to (i) the anticipated growth in demand for the Company's products, (ii) the anticipated growth of the Company's revenues from development, manufacture and sale of the Company's products, (iii) the anticipated expansion of the Company's international activities, (iv) the impact of competitive products and pricing and, (v) other risks which are included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request.

When used in this Quarterly Report, the words "intend", "estimated", "believe", expect", and similar expressions which are not historical are intended to identify forward-looking statements. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

The Company has continued in the pre-marketing phase of operation and has shipped $48,044 to Russia in export sales of dry mix products for the three month periods ended June 1997. For the three month period ended June 30, 1997 the company incurred losses of ($1,047,798) vs. ($1,034,877) in the same period in 1996. The company has incurred losses associated with salary expense with additions to staff, other operating expenses and start-up costs in the engineering, design, and modifications to its facility, processes and formulations associated with the company's entry into the market. The Company has incurred ($300,427) in research and development and start-up expenses in the quarter ended June 30, 1997. The Company has capitalized $121,411 of startup expenses incurred under certain contractual arrangements and will amortize these expenses over the next four quarters. The accumulated consolidated deficit at June 30, 1997, was ($14,421,174) while shareholder's equity was $7,358,632.

On February 28, 1997, the Company announced a three-year agreement with renewal options with McKesson Corporation's US Health Care unit. The agreement calls for McKesson to distribute Crown's liquid nutritional and dietary products to the home health care, hospital, and nursing home markets. Management believes that, while this best effort agreement will produce revenues growing to $1.5 million per month during the ensuing months, there can be no assurances that this estimate will be reached. The agreement has a thirty day cancellation provision for both parties.

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

Crown will contribute $80,000 during the first year, and if continued, $100,000 each following year for four years. The agreement is a year-year obligation with cancellation clauses for both parties.

On May 31, 1997, the Board of Directors vested 200,000 stock options held by Mr. Herbert Altman and lowered the exercise price to $0.90 per share upon exercise, in exchange for his assistance to the Company in signing the distribution agreement with McKesson Corporation.

On June 5, 1997 the Board of Directors agreed to vest 40,000 stock options and reduce the exercise price to $0.90 for Mr. Arthur Berkowitz who was also instrumental in assisting the Company with the McKesson distribution agreement.

FINANCIAL CONDITION

The net working capital deficit at June 30, 1997 was $(721,139) with approximately $285,222 in accounts payable attributable to capital expenditures and leasehold improvements. Cash and equivalents balances were $390,150 as of June 30, 1997.

Since December 31, 1996 the Company raised an additional $3 million from the sale of Series E Preferred stock on March 7, 1997, as outlined below in the Funding section. Based upon the above cash proceeds provided by the sale of preferred stock offset by the required and intended use of proceeds, losses incurred since December 31, 1996, anticipated results of operations expected to be incurred during the remainder of 1997, and the continuing fund raising efforts of the company, the management of the Company believes that sufficient cash resources are available to enable the Company to continue in existence through at least December 31, 1997.

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

FUNDING


On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" August 1, 1997 and August 1, 1998 (These Dividend Dates have been waived). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible grow. The number is not subject to a ceiling. As of December 31, 1996, there was $1,000,000 in Series E Preferred Stock outstanding. On March 3, 1997, the Regulation S investor notified the Company of its intention to convert its Series E Preferred Stock into shares of the Company's Common Stock. Under the conversion formula for the Series E Preferred Stock, the Regulation S investor was issued 1,018,424 shares of the Company's Common Stock on March 7, 1997.

On March 7, 1997, the Company raised an additional $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates"(These Dividend Dates have been waived). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

On April 9, 1997, Crown Laboratories, Inc. announced that its Board of Directors authorized the expenditure of up to $500,000 for purchases of its common stock. The Company will make purchases from time to time as market conditions permit and in such amounts as its deems advisable. Any common stock reacquired would be retained by the Company as treasury stock. The authorization to make these purchases, which may be discontinued at any time, does not constitute a commitment on the part of Crown Laboratories, Inc. to buy any specific amount of its shares.

On May 5, 1997, Crown Laboratories' Board of Directors adopted a Shareholder Rights Plan designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price.

The plan is designed to assure that any acquisition of the Company and/or any acquisition of control of the Company would take place under circumstances in which the Board of Directors can secure the best available transaction for all of the Company's stockholders. Under the plan, each stockholder will receive a dividend of one right for each share of the Company's outstanding common stock. The rights are designed to protect the Company and its shareholders against market accumulation programs and other abusive takeover tactics. They are not aimed at preventing a takeover but rather are intended to encourage a potential buyer to negotiate appropriately with the board prior to attempting a takeover.

Initially, the rights are attached to the Company's common stock and are not exercisable. They become detached from the common stock and become immediately exercisable after any person or group that is not a "granfathered stockholder" becomes the beneficial owner of 15% or more of the Company's common stock or 10 days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level, subject only to certain "permitted offers."

If a buyer who is not a "grandfathered stockholder" becomes a 15% owner in the Company, all rights holders, except the buyer, will be entitled to purchase preferred stock in the Company at a price discounted from the then market price. In addition, if the Company is acquired in a merger after such an acquisition, all rights holders except the buyer will also be entitled to purchase stock in the buyer at a discount in accordance with the plan. The distribution of rights was made to common stockholders of record on May 16, 1997. Shares of common stock that are newly-issued after that date will also carry rights until the rights become detached from the common stock. The rights will expire on May 15, 2007. The Company may redeem the rights for $0.01 each at any time before a buyer acquires a 15% position in the Company and under certain other circumstances. The rights distribution is not taxable to stockholders. A complete description of the Shareholder Rights Agreement and Series F Preferred Stock may be found in the Company's Form 8A filed with the SEC on May 13, 1997.

On July 24, 1997, the Company swapped with one of its creditors 18,000 shares of restricted common stock for canceling $15,800 in short term debt. The Company agreed to register the shares in the Company's next registration statement.

On July 25, 1997, the Company entered into an operating lease for equipment to be used for the manufacturing of other nutritional products at its production facility in Las Vegas, Nevada. Under the terms of the operating lease, $550,800, together with interest thereon, is payable monthly over a 60-month term. The remaining portion under the lease ($367,200) is payable at the end of the 60-month term. The Company has an option to prepay the financed amount in full or in part without penalty, and has an option to purchase the equipment at the end of the 60-month term, at a price equal to the then fair market value of the equipment.

In connection with the financing of the equipment, the Company granted 734,000 options to the lessor of the equipment exercisable at an exercise price of $1.25 per share, subject to adjustments. These options may be exercised in whole but not in part at any time by the lessor, and are subject to mandatory exercise under certain circumstances.

                           CROWN LABORATORIES, INC.
                          Consolidated Balance Sheets


                     ASSETS                                           UNAUDITED           AUDITED
                                                                    June 30, 1997    December 31, 1996
                                                                    -------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                                             $390,150             $579,488
   Accounts Receivable                                                     76,842               11,882
   Inventory
          Raw & Packaging Materials                                       270,390              243,686
          Work in Process                                                  14,558                5,800
          Finished Goods                                                    9,792               33,418

   Prepaid expenses & employee and
        officer advances                                                  272,497              155,806
                                                                     ------------        -------------
          Total current assets                                          1,034,228            1,030,080

PROPERTY AND EQUIPMENT
   Leasehold improvements                                               1,328,911            1,300,043
   Machinery & Equipment                                                8,914,497            8,410,629
                                                                     ------------        -------------
                                                                       10,243,408            9,710,672
Accumulated Depreciation & Amortization                                  (532,056)            (423,674)
                                                                     ------------        -------------
     Net Property and Equipment                                         9,711,352            9,286,998

MACHINERY RIGHTS & BLUEPRINTS                                             272,382              242,917
DEPOSITS & DEFERRED ASSETS                                                589,732              490,700
                                                                     ------------        -------------
     TOTAL ASSETS                                                     $11,607,695          $11,050,695
                                                                    =============        =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilit       $309,890             $480,810
   Accounts payable and accrued expenses                                1,172,981            1,285,019
                                                                     ------------        -------------
         Total current liabilities                                      1,482,871            1,765,829

ACCRUED SALES TAX PAYABLE                                                 246,486              288,289

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                              2,519,706            2,558,191

SHAREHOLDERS' EQUITY
   PREFERRED STOCK  --  $0.001 par value;                               3,000,000            1,024,997
        5,000,000 shares authorized;
        300 shares outstanding in 1997 and 250 in 1996

   COMMON STOCK  --  $0.001 par value;
       50,000,000 shares authorized;
       20,063,912 and 18,795,488 shares outstanding
        in 1997 and 1996, respectively                                     20,063               18,795
   Additional paid-in-capital                                          18,759,743           17,846,466

   Accumulated deficit                                                (14,421,174)         (12,451,872)
                                                                     ------------        -------------
              Total shareholders' equity                                7,358,632            6,438,386

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $11,607,695          $11,050,695
                                                                    =============        =============


      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                               For the three months ended               For the six months ended
                                            June 30, 1997     June 30, 1996         June 30, 1997     June 30, 1996
                                            -------------     -------------        --------------     -------------
NET SALES                                     $    48,044       $       -             $    81,776     $         -

     Cost of Sales                                (21,620)      $       -                 (32,752)              -
                                              -----------       -----------           -----------       -----------
GROSS PROFIT                                       26,424               -                  49,024               -

     Research & Development Start Up Costs        179,016           178,877               492,543           454,161
     General and Administrative Expenses          803,934           837,993             1,331,149         1,458,605
                                              -----------       -----------           -----------       -----------

LOSS FROM OPERATIONS                             (956,526)       (1,016,870)           (1,774,668)       (1,912,766)

     Other Income/(Expense)
          Other Income                                -              25,200                   -              50,400
          Other Expense                           (24,312)                                (41,804)
          Interest expense                        (86,939)          (44,309)             (176,415)          (85,471)
          Interest income                          19,979             1,102                23,585             5,967
                                              -----------       -----------           -----------       -----------

LOSS BEFORE INCOME TAXES                       (1,047,798)       (1,034,877)           (1,969,302)       (1,941,870)

     Income Tax Provision                             -                -                      -                 -
                                              -----------       -----------           -----------       -----------

NET LOSS                                      ($1,047,798)      ($1,034,877)          ($1,969,302)      ($1,941,870)
                                              ===========       ===========           ===========       ===========


NET LOSS PER SHARE                                 ($0.05)           ($0.07)               ($0.10)           ($0.14)
                                              ===========       ===========           ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                    19,620,419        14,166,236            19,620,419        14,166,236
                                              ===========       ===========           ===========       ===========


      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                       Statement of Shareholders Equity
                    For the six months ended June 30, 1997
                                  (UNAUDITED)

                                           Shares of      Common     Additional        Accumulated     Preferred
                                         Common Stock     Stock    Paid-in Capital      Deficit          Stock         Total
                                         ------------   --------   ---------------    ------------    -----------    ----------
BALANCE AS OF DEC. 31, 1996                 18,795,488   $18,795       $17,846,466    ($12,451,872)   $ 1,025,000    $6,438,389

 Compensation expense for options
    granted to employees and consultants       250,000       250            62,707               -              -        62,957

 Series E Preferred Stock Issued                                                                 -    $ 3,000,000     3,000,000

 Shares issued on the conversion
    of Series E Preferred Stock              1,018,424     1,018         1,023,982               -     (1,025,000)            -

 Shares sold in private placement                                                                                             0

 Fund raising expenses                                                    (173,412)                                    (173,412)

 Warrants converted                                                                                                           0

 Imputed interest for Series E Preferred          -            -                 -

 Net loss for the period ended
    June 30, 1997                                 -            -                 -      (1,969,302)             -    (1,969,302)
                                         ----------     --------      ------------   -------------    -----------   -----------
BALANCE AS OF JUNE 30, 1997              20,063,912      $20,063       $18,759,743    ($14,421,174)   $ 3,000,000   $ 7,358,633
                                         ==========     ========      ============   =============    ===========   ===========

      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                     Consolidated Statements of Cash Flow
                                  (UNAUDITED)

                                                                    For the six months ended
                                                               June 30, 1997         June 30, 1996
                                                             ----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                          ($1,969,302)           ($1,941,870)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
        Depreciation and amortization                                 108,382                106,613
        Issuance of shares to employees
           and consultants                                             62,957                 79,760

CHANGES IN ASSETS AND LIABILITIES:
        (Increase)/Decrease in receivables                            (64,960)                29,600
        (Increase)/Decrease in inventories                            (11,836)               (29,171)
        (Increase)/Decrease in prepaid expenses
                and employee advances                                (116,690)                14,494
        Increase/(Decrease) in accounts payable
                and accrued expenses                                 (112,038)               118,220
                                                                 ------------           ------------

TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                    (2,103,487)            (1,622,354)
                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital Expenditures and leasehold improvements              (562,200)              (383,939)
        (Increase)/Decrease in deposits and deferred assets           (99,032)               (16,744)
        Increase/(Decrease) in accrued sales taxes payable            (41,803)               (49,419)

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES             (703,035)              (450,102)
                                                                 ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from loans                                                 -                      -
        Repayment of loans payable                                   (209,405)              (126,104)
        Proceeds from issuance of common and
             preferred stock and the excercise of warrants          3,000,000              2,052,571
        Fundraising costs                                            (173,412)               (71,733)
                                                                 ------------           ------------

TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES               2,617,183              1,854,734
                                                                 ------------           ------------

     Net increase/(decrease) in cash and cash equivalents            (189,338)              (217,722)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        579,488                677,431
                                                                 ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $390,150               $459,709
                                                                 ============           ============

      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  BACKGROUND OF ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.

2.  MANUFACTURING FACILITY

The Company presently occupies a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with two, one month renewal options. The Company collected $75,600 in lease revenue during the full year which amounts are reflected in the financial statements of the Company.

3.  FINANCING

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (These Dividend Dates have been waived). The Series E Preferred Stock is convertible into common shares based on discounts to the market price at the time of conversion which range from 15% to 31% depending on the time they are held from the issuance date, (the longer the stock is held, the deeper the discount). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E Preferred Stock is convertible grows. The number is not subject to a ceiling. As of December 31, 1996, there was $1,000,000 in Series E Preferred Stock outstanding. On March 3, 1997, the Regulation S investor notified the Company of its intention to convert its Series E Preferred Stock into shares of the Company's Common Stock. Under the conversion formula for the Series E Preferred Stock, the Regulation S investor was issued 1,018,424 shares of the Company's Common Stock on March 7, 1997.

On March 7, 1997, the Company raised $3 million through the sale pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series E Preferred Stock. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates", (These Dividend Dates have been waived). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of Common Shares into which Series E

Preferred Stock is convertible continues to grow. The number is not subject to a ceiling. A total of 200,000 five year options to purchase the Company's Common Stock at $2.50 per share were issued to two finders for their role in raising these funds.

On April 9, 1997, the Company announced the authorization of expenditures up to $500,000 for purchases of its common stock to be retained as treasury stock. The authorization to make these purchases may be discounted at any time and does not constitute a commitment by the Company to buy a specific amount of its shares.

During the second quarter ended June 30, 1997 a total of 297,783 shares, options or warrants were repurchased or expired.

Based upon the above cash proceeds provided by the sale of preferred stock offset by the required and intended use of proceeds, losses incurred since December 31, 1996, anticipated results of operations expected to be incurred during the remainder of 1997, and the continuing fund raising efforts of the Company, the management of the Company believes that sufficient cash resources are available to enable the Company to continue in existence through at least December 31, 1997.

4.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Crown Laboratories, Inc. and its wholly-owned subsidiaries, which include Crown Russia OOO.

5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $26,576 subject to annual inflation escalations which commenced in September 1996. During 1997, the Company paid $159,456 in lease payments for the building. Minimum payments due under the building lease are as follows:

  Year Ending
 December 31,
--------------
     1997          $318,912
     1998          $318,912
     1999          $159,456
     2000               -0-


The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with two, one month renewal options. The Company collected $75,600 in lease revenue during the full year which amounts are reflected in the financial statements of the Company.

The Company is also negotiating with other various parties to enter into consulting arrangements. The Company will compensate consultants either in cash, shares of Common Stock, or a combination thereof.

To the extent the fair market value of options issued for services rendered exceeds exercise prices, the Company is required to recognize compensation expense.

6.  LITIGATION
--------------

The Company is subject to normal business litigation and claims concerning products and services rendered to the Company.

In addition to normal business litigation, the Company has the following material litigation:

          CROWN V. ROLFENADE ET AL., was filed by the Company, in March 1995,
          -------------------------
          and subsequently amended to incorporate all of the defendants "alter egos" in September 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service which was lost. They appealed to the Nevada Supreme Court. Their appeal was denied. They have since filed an answer. The Company cannot predict the outcome of its claims.

          CROWN V. STATCO ET AL., was a lawsuit filed by Statco Engineering &
          ----------------------
          Fabrication Inc. in July 1997 in California Superior Court seeking payment for certain pipe fittings, pumps and miscellaneous materials and labor in the amount of $68,452.50, as well as recovery of costs. disbursements and attorneys fees. The Company has engaged legal counsel and asserts improper billings from defective workmanship and seeks to have the suit dismissed. The Company believes it will prevail on its merits, however, the Company cannot predict the outcome of its claims.


7.  SUBSEQUENT EVENTS

A total of 2,315,633 shares, options or warrants were either canceled, expired or repurchased from January 1, 1997 through July 31, 1997 including the 297,783 shares, options or warrants referenced above in Footnote 3.

On July 24, 1997, the Company swapped, with one of its creditors, 18,000 shares of restricted common stock for canceling $15,800 in short term debt. The Company agreed to register the shares in the Company's next registration statement.

On July 25, 1997, the Company entered into an operating lease for equipment to be used for the manufacturing of its nutritional products at its production facility in Las Vegas, Nevada. Under the terms of the operating lease, $550, 800, together with interest thereon, is payable monthly over a 60-month term. The remaining portion under the lease ($367,200) is payable at the end of the 60-month term. The Company has an option to prepay the financed amount in full or in part without penalty, and has an option to purchase the equipment at the end of the 60-month term, at a price equal to the then fair market value of the equipment.

In connection with the financing of the equipment, the Company granted 734,000 options to the lessor of the equipment exercisable at an exercise price of $1.25 per share, subject to adjustments. These options may be exercised in whole but not in part at any time by the lessor, and are subject to mandatory exercise under certain circumstances.

PART II - OTHER INFORMATION



     Item 6.  Exhibits and Reports

          (a) Exhibits

              4  (b)  Certificate of Designation of Series F Junior
                      Participating Preferred Stock (2)
             10  (a)  Equipment Lease(1)
             10  (b)  Stock Option Agreement (1)


          (1) Filed herewith.
          (2) Previously filed as an exhibit to the Form 10-QSB for the quarter ended March 31, 1997



SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CROWN LABORATORIES, INC.

Dated:  August 13, 1997                 By:  /s/ Craig E. Nash
                                           ----------------------------------
                                                 Craig E. Nash
                                                 Chief Executive Officer
                                                 Chairman, Board of Directors

                                        By:  /s/ Calvin T. Mathews
                                           ----------------------------------
                                                 Calvin T. Mathews
                                                 Chief Financial Officer