Form 10QSB
period 1997-09-30
CROWN LABORATORIES INC /DE/
filed 1997-11-14
CIK 847385

                                  FORM 10-QSB


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended, September 30, 1997

                                      or

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

The number of outstanding shares of the registrant's only class of common stock as of September 30, 1997

Common Stock, $.001 par value: 22,513,412

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward looking statements. Except for the historical information contained in this Quarterly Report on Form 10-QSB for the quarter ended, September 30, 1997, the matters discussed herein include forward-looking statements.

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

The Company has continued in the pre-marketing phase of operation and has shipped $131,935 to Russia in export sales of dry mix products for the three month period ended September 1997. As of September 19, 1997, the Company has shipped its liquid nutrition products to 12 of 36 McKesson Distribution Centers. These shipments represent introductory product as the initial rollout by the Company. As a result of the rollout, purchase orders are now being sent to the Company.

For the three month period ended September 30, 1997 the company incurred losses of $(1,460,486) vs. $(1,231,552) for the same period in 1996. The company has incurred losses associated with salary expense with additions to staff, other operating expenses and start-up costs in the engineering, design, and modifications to its facility, processes and formulations associated with the company's entry into the market. The Company has incurred $(431,911) in research and development and start-up expenses in the quarter ended September 30, 1997. The Company has capitalized $211,912 of startup expenses and will amortize these expenses over the next four quarters. The accumulated consolidated deficit at September 30, 1997, was $(15,957,883) while shareholder's equity was $7,395,352.

Effective during the third quarter, the Company entered into an agreement regarding a reorganization of its corporate structure, under which the Company transferred ownership of 100% of the common stock of Crown Russia OOO, its wholly-owned subsidiary ("Crown Russia"), to Yelena Nash in exchange for payment of $15,000 by Yelena Nash. At the same time, the Company and Crown Russia entered into a ten-year distribution and sales agreement (the "Distribution Agreement"), under which Crown Russia will become the exclusive distribution, marketing and sales company for the Company's nutritional products in Russia and other Central and Eastern European countries. Yelena Nash is a Russian citizen and the wife of Craig E. Nash, the Company's Chairman of the Board of Directors and Chief Executive Officer. Mrs. Nash is also a significant shareholder of the Company.

Under the terms of the Distribution Agreement, Yelena Nash will receive a 10% commission on sales of the Company's products to Crown Russia, exclusive of promotional or marketing costs, after the Company has received payment for such sales. The Distribution Agreement contains certain provisions restricting the right of Yelena Nash to transfer her interest in Crown Russia to a third party. The Distribution Agreement is subject to automatic renewal for ten-year periods under certain circumstances.

The Company has shipped $213,712 worth of its products to Crown Russia for distribution and resale. The Company has recognized sales of $131,935 to Crown Russia during the third quarter. Management of the Company believes that the terms and condition of these sales are no less favorable to the Company than could be obtained from unaffiliated third party purchasers. As described herein, and as circumstances permit, the Company intends to make other sales of its products, on similar terms and conditions, to Crown Russia for distribution and resale to customers.

The Board of Directors formed a special committee of outside directors (the "Crown Russia" committee) to oversee the Company's relationship with Crown Russia. The special committee is responsible for reviewing, authorizing and approving all transaction between the Company and Crown Russia. The members of the special committee are Arthur M. Berkowitz, Lee A. Hooker and Dr. Linda Carrick.

On August 21, 1997, the Board of Directors approved the grant of 48,000 shares of the Company's Common Stock to Joseph K. Furst, as compensation for certain services rendered to the Company in its fund raising activities.

On August 25, 1997 the Company signed a two year marketing agreement with the U.S. Foodservice arm of Rykoff-Sexton, Inc. (RFK) to distribute Crown's liquid nutritional and dietary products to nursing homes and other institutional clients. The new agreement with U.S. Foodservice calls for a best efforts marketing and distribution program through the Company's nationwide distribution system. Rykoff-Sexton and J.P. Foodservice, Inc. announced a merger before the end of the year to become the second largest foodservice distribution company in the United States. The newly merged company will be know as U.S. Foodservice.


FINANCIAL CONDITION

The working capital deficit at September 30, 1997 was $(532,956) with approximately $181,519 in accounts payable attributable to capital expenditures, leasehold improvements and raw materials. Cash and equivalents balances were $356,523 as of September 30, 1997.

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

The Company is presently exploring its alternatives for raising additional funds. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. While the Company recently raised additional funds believed to be on favorable terms, there can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.


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

On April 9, 1997, the Company announced that its Board of Directors authorized the expenditure of up to $500,000 for purchases of its common stock. The Company will make purchases from time to time as market conditions permit and in such amounts as its deems advisable. Any Common Stock reacquired would be retained by the Company as treasury stock. The authorization to make these purchases, which may be discontinued at any time, does not constitute a commitment on the part of the Company to buy any specific amount of its shares.

On May 5, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price.

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

On July 25, 1997, the Company entered into an operating lease for equipment to be used for the manufacturing of other nutritional products at its production facility in Las Vegas, Nevada. Under the terms of the operating lease, $550,800, together with interest thereon, is payable monthly over a 60-month term. The remaining portion under the lease, $367,200, is payable at the end of the 60-month term. The Company has an option to prepay the financed amount in full or in part without penalty, and has an option to purchase the equipment at the end of the 60-month term, at a price equal to the then fair market value of the equipment.

In connection with the financing of the equipment, the Company granted 734,000 options to the lessor of the equipment exercisable at an exercise price of $1.25 per share, subject to adjustments. These options may be exercised in whole, but not in part, at any time by the lessor, and are subject to mandatory exercise under certain circumstances.

On August 7, 1997, the Company commenced a private offering of up to 5,000,000 shares of its common stock at a price of $.70 per share. The offering was made pursuant to the exemption for a private placement under Section 4(2) of the Securities Act of 1933, as amended. During August - October 31, 1997, the Company sold a total of 1,021,500 shares of Common Stock, for an aggregate purchase price of $715,000. The Common Stock was sold to 14 accredited investors. The Company's private offering concluded on October 31, 1997.

On September 29, 1997, the holder of the Company's Series E Preferred Stock converted 90 shares of this series into 1,600,000 shares of Common Stock. In turn, the holder sold these shares of Common Stock privately and then acquired, in a Regulation S offering, 1,285,715 shares of Common Stock from the Company. The shares of Common Stock were sold by the Company at $.70 per share for an aggregate of $900,000. There are currently outstanding 210 shares of Series E Preferred Stock.

On September 29, 1997, the Company raised $500,000 in a Regulation S sale of prepaid, mandatory exercisable warrants to purchase Common Stock to a new investor. The warrants may be exercised in whole or in part in amounts over $10,000 of the principal amount of the warrants, at any time, until expiration on September 28, 1999. The exercise price for each share of Common Stock shall be equal to the lower of (x) 80% of the average closing price of the Common Stock for the one (1) business day immediately preceding the issue date of the warrant or (y) 80% of the average closing price of the Common Stock for the one
(1) business day immediately preceding the date of receipt by the Company of the notice of exercise, as reported on the principal stock exchange on which the Company's Common Stock is traded. At the present time no shares of Common Stock have been issued under this arrangement.

                           CROWN LABORATORIES, INC.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                                 For the three months ended                For the nine months ended
                                            September 30, 1997  September 30, 1996    September 30, 1997  September 30, 1996
                                            ------------------  ------------------    ------------------  ------------------
NET SALES                                     $    131,935         $        -            $   213,712        $        -

     Cost of Sales                                 (59,371)        $        -                (92,124)                -

GROSS PROFIT                                        72,564                  -                121,588                 -

     Research & Development Start Up Costs         431,911               399,570             924,454              853,731
     General and Administrative Expenses           981,058               751,567           2,388,431            2,210,182
                                              ------------         -------------         -----------        -------------

LOSS FROM OPERATIONS                            (1,340,405)           (1,151,137)         (3,191,297)          (3,063,913)

     Other Income/(Expense)
          Other Income                                                    25,200                0                  75,600
          Other Expense                            (35,403)              (53,983)            (77,206)             (53,983)
          Interest expense                         (85,560)              (64,998)           (261,975)            (154,541)
          Interest income                              882                13,366              24,467               23,415

LOSS BEFORE INCOME TAXES                        (1,460,486)           (1,231,552)         (3,506,011)          (3,173,421)

     Income Tax Provision                             -                     -                   -                    -
                                              ------------         -------------         -----------        -------------

NET LOSS                                      $ (1,460,486)        $  (1,231,552)        $(3,506,011)       $  (3,173,421)
                                              ============         =============         ===========        =============


NET LOSS PER SHARE                            $      (0.07)        $       (0.07)        $     (0.17)       $       (0.18)
                                              ============         =============         ===========        =============


WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                     20,821,680            17,833,920          20,821,680           17,833,920
                                              ============         =============         ===========        =============

     The Accompanying Notes to the Consolidated Financial Statements are
                an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                          Consolidated Balance Sheets


                     ASSETS                                              UNAUDITED              AUDITED
                                                                     September 30, 1997   December 31, 1996
                                                                     ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                                               $356,523             $579,488
   Accounts Receivable                                                      167,113               11,882
   Inventory
          Raw & Packaging Materials                                         414,872              243,686
          Work in Process                                                    12,305                5,800
          Finished Goods                                                    102,768               33,418

   Prepaid expenses & employee and
        officer advances                                                    318,921              155,806
                                                                        -----------          -----------
          Total current assets                                            1,372,502            1,030,080

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                 1,330,661            1,300,043
   Machinery & Equipment                                                  9,053,133            8,410,629
                                                                        -----------          -----------
                                                                         10,383,794            9,710,672
Accumulated Depreciation & Amortization                                    (586,247)            (423,674)
                                                                        -----------          -----------
     Net Property and Equipment                                           9,797,547            9,286,998

MACHINERY RIGHTS & BLUEPRINTS                                               272,382              242,917
DEPOSITS & DEFERRED ASSETS                                                  608,615              490,700
                                                                        -----------          -----------
     Total assets                                                       $12,051,046          $11,050,695
                                                                        ===========          ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilitie       $178,051             $480,810
   Accounts payable and accrued expenses                                  1,727,407            1,285,019
                                                                        -----------          -----------
         Total current liabilities                                        1,905,458            1,765,829

ACCRUED SALES TAX PAYABLE                                                   229,397              288,289

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                                2,520,839            2,558,191

SHAREHOLDERS' EQUITY
   Preferred stock  --  $0.001 par value;                                 1,400,000            1,024,997
        5,000,000 shares authorized;
        210 shares outstanding in 1997 and 100 in 1996

   Common Stock  --  $0.001 par value;
       50,000,000 shares authorized;
       22,513,412 and 18,795,488 shares outstanding
        in 1997 and 1996, respectively                                       22,513               18,795
   Additional paid-in-capital                                            21,930,722           17,846,466
   Accumulated deficit                                                  (15,957,883)         (12,451,872)
                                                                        -----------          -----------
              Total shareholders' equity                                  7,395,352            6,438,386

     Total liabilities and shareholders' equity                         $12,051,046          $11,050,695
                                                                        ===========          ===========

      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                       Statement of Shareholders Equity
                 For the nine months ended September 30, 1997
                                  (UNAUDITED)

                                               Shares of       Common     Additional      Accumulated    Preferred        Total
                                                 Common        Stock    Paid-in Capital     Deficit        Stock
                                              -----------    ---------  ---------------   ------------   -----------    ----------
BALANCE AS OF DEC. 31, 1996                    18,795,488     $18,795     $17,846,466     ($12,451,872)   $1,025,000    $6,438,389

  Compensationn expense for options               298,000         298          94,060             -             -           94,358
    granted to be employees and consultants

Series E Preferred Stock Issued                                                                           $3,000,000     3,000,000

  Shares issued on the conversion               2,618,424       2,618       3,522,382             -       (2,625,000)      899,199
    of Series E Preferred Stock

  Shares sold in private placement                801,500         802         560,249                                      561,852

  Fund raising expenses                                                      (592,435)                                    (592,435)

  Prepaid Warrants                                                            500,000                                      500,000

  Imputed interest for Series C/Series
    E Preferred                                      -           -               -

  Net loss for the period ended                      -           -               -          (3,506,011)         -       (3,506,011)
    September 30, 1997
                                              -----------    ---------  ---------------   ------------   -----------    ----------
BALANCE AS OF SEPTEMBER 30, 1997               22,513,412     $22,513     $21,930,722     ($15,957,883)   $1,400,000    $7,395,352
                                              ===========    =========  ===============   ============   ===========    ==========

      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                     Consolidated Statements of Cash Flow
                                  (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                        ($3,506,011)        ($3,173,422)

ADD/(DEDUCT) ITEMS NOT IMPACTING CASH:
        Depreciation and amortization                               162,573             160,804
        Issuance of shares to employees                             298,000             497,509
          and consultants

CHANGES IN ASSETS AND LIABILITIES:
        (Increase)/Decrease in receivables                         (155,231)             48,239
        (Increase)/Decrease in inventories                         (247,041)            (60,460)
        (Increase)/Decrease in prepaid expenses
          and employee advances                                    (163,115)           (161,518)
        (Increase)/Decrease in accounts payable
          and accured expenses                                      442,388            (487,492)
                                                              ------------------  ------------------

TOTAL CASH GENERATED FROM/(USED FOR) OPERATIONS                 ($3,168,437)         (3,176,340)
                                                              ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Capital Expenditures and leasehold improvements            (673,122)           (402,151)
        (Increase)/Decrease in rights and blueprints                (29,465)            (58,440)
        (Increase)/Decrease in deposits and deferred assets        (117,915)           (270,529)
        Increase/(Decrease) in accrued sales taxes payable          (58,892)            (74,129)

TOTAL CASH (USED IN)/GENERATED FROM INVESTING ACTIVITIES           (879,393)           (805,249)
                                                              ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from loans                                         100,000           3,000,000
        Repayment of loans payable                                 (266,133)         (1,636,452)
        Proceeds from issuance of common and
          preferred stock and the exercise of warrants            4,583,432           4,256,322
        Cost of Financing                                                              (273,049)
        Fundraising costs                                          (592,435)           (104,573)
                                                              ------------------  ------------------

TOTAL CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES             3,824,864           5,242,248
                                                              ------------------  ------------------

   Net increase/(decrease) in cash and cash equivalents            (222,966)          1,260,658

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      579,488             677,431
                                                              ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $356,523          $1,938,090
                                                              ==================  ==================

      The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                           CROWN LABORATORIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30 , 1997
                                  (UNAUDITED)

1.   BACKGROUND OF ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Crown Laboratories, Inc. Annual Report on Form 10-KSB.


2.   MANUFACTURING FACILITY

The Company presently occupies a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with two, one month renewal options. The Company collected $75,600 in lease revenue for full year 1996 which is reflected in the financial statements of the Company.

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

On August 7, 1997, the Company commenced a private offering of up to 5,000,000 shares of its common stock at a price of $.70 per share. The Offering was made pursuant to the exemption for a private placement under Section 4(2) of the Securities Act of 1933, as amended. During August - October 31, 1997, the Company sold a total of 1,021,500 shares of common stock, for an aggregate purchase price of $715,000. The Common Stock was sold to 14 accredited investors. The Company's private offering concluded on October 31, 1997.

On September 29, 1997, the holder of the Company's Series E Preferred Stock converted 90 shares of this series into 1,600,000 shares of Common Stock. In turn, the holder sold these shares of Common Stock privately and then acquired, in a Regulation S offering, 1,285,715 shares of Common Stock from the Company. The shares of Common Stock were sold by the Company at $.70 per share for an aggregate of $900,000. There are currently outstanding 210 shares of Series E Preferred Stock.

On September 29, 1997, the Company raised $500,000 in a Regulation S sale of prepaid, mandatory exercisable warrants to purchase Common Stock to a new investor. The warrants may be exercised in whole or in part in amounts over $10,000 of the principal amount of the warrants, at any time, until expiration on September 28, 1999. The exercise price for each share of Common Stock shall be equal to the lower of (x) 80% of the average closing price of the Common Stock for the one (1) business day immediately preceding the issue date of the warrant or (y) 80% of the average closing price of the Common Stock for the one
(1) business day immediately preceding the date of receipt by the Company of the notice of exercise, as reported on the principal stock exchange on which the Company's Common Stock is traded. At the present time no shares of Common Stock have been issued under this arrangement.

On April 9, 1997, the Company announced the authorization of expenditures up to $500,000 for purchases of its Common Stock to be retained as treasury stock. The authorization to make these purchases may be discontinued at any time and does not constitute a commitment by the Company to buy a specific amount of its shares.

During the third quarter ended September 30, 1997 a total of 1,933,849 shares, options or warrants were repurchased or expired.

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

4.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Crown Laboratories, Inc. and its wholly-owned subsidiaries, which include through its date of sale Crown Russia OOO.

5.  COMMITMENTS AND CONTINGENCIES

The Company has entered into a five year lease for its Las Vegas manufacturing facility, (with an option to renew the lease for an additional five year period), which requires monthly payments of $26,576 subject to annual inflation escalations which commenced in September 1996. During 1997, the Company paid $239,184 in lease payments for the building. Minimum payments due under the building lease are as follows:

               Year Ending
               December 31,
               ------------

                   1997         $318,912
                   1998         $318,912
                   1999         $159,456
                   2000            -0-

The Company has obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. The Company sub-leased 20,000 square feet of space in its Las Vegas facility under a one year lease signed in October of 1995 with two, one month renewal options. The Company collected $75,600 in lease revenue during the year 1996 which is reflected in the financial statements of the Company.

The Company is also negotiating with other various parties to enter into consulting arrangements. The Company will compensate consultants either in cash, shares of Common Stock, or a combination thereof. To the extent the fair market value of options issued for services rendered exceeds exercise prices, the Company is required to recognize compensation expense.

On July 25, 1997, the Company entered into an operating lease for equipment to be used for the manufacturing of other nutritional products at its production facility in Las Vegas, Nevada. Under the terms of the operating lease, $550, 800, together with interest thereon, is payable monthly over a 60-month term. The remaining portion under the lease, $367,200, is payable at the end of the 60-month term. The Company has an option to prepay the financed amount in full or in part without penalty, and has an option to purchase the equipment at the end of the 60-month term, at a price equal to the then fair market value of the equipment.

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

In addition to normal business litigation, the Company has the following material litigation:



     CROWN V. ROLFENADE ET AL.,  was filed by the Company, in March 1995, and
     --------------------------
     subsequently amended to incorporate all of the defendants "alter egos" in September 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service which was lost. They appealed to the Nevada Supreme Court. Their appeal was denied. They have since filed an answer. The Company cannot predict the outcome of its claims.

     On September 8, 1997 the Company was awarded a partial summary judgment against Karl Fabricius, International Processing and Packaging, Inc. and various other Fabricius entities. The Company and its legal counsel are currently evaluating the ultimate collectability of the judgment. The Company cannot predict the outcome of its collection efforts at this time.

     CROWN V. STATCO ET AL.,   was a lawsuit filed by Statco Engineering &
     -----------------------
     Fabrication Inc. in July 1997 in California Superior Court seeking payment for certain pipe fittings, pumps and miscellaneous materials and labor in the amount of $68,452.50, as well as recovery of costs, disbursements and attorneys fees. The Company has engaged legal counsel and asserts improper billings from defective workmanship and seeks to have the suit dismissed. The Company believes it will prevail on its merits, however, the Company cannot predict the outcome of its claims.

7.   SUBSEQUENT EVENTS


A total of 2,870,732 shares, options or warrants were either canceled, expired or repurchased from January 1, 1997 through September 30, 1997 including the 1,933,849 shares, options or warrants referenced above in Footnote 3.

On July 24, 1997, the Company swapped, with one of its creditors, 18,000 shares of restricted Common Stock for canceling $15,800 in short term debt. The Company agreed to register the shares in the Company's next registration statement.

PART II  OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on September 16, 1997 at the Monte Carlo Resort & Casino in Las Vegas, Nevada. At the meeting an election of members of the Board of Directors of the Company was held and the following individuals (comprising the entire membership of the Board) were elected to one year terms. *Mr. Herbert G. Altman is a new member of the Board. Mr. Vincent
J. Casella did not stand for reelection.

     Member of the Board      Votes For   Votes Against  Abstention
     -------------------      ----------  -------------  ----------

      Craig E. Nash           14,611,495         35,500      57,067
      Scott O. Nash           14,611,495         35,500      57,067
      Herbert G. Altman*      14,557,495         89,500      57,067
      Arthur M. Berkowitz     14,559,495         87,500      57,067
      Linda Carrick, Ph.D.    14,559,495         87,500      57,067
      Christopher Demetree    14,559,495         87,500      57,067
      Lee Allen Hooker        14,556,495         90,500      57,067

Shareholders also approved amendments to the Certificate of Incorporation to remove the designations of the Company's Series A and Series B Preferred Stock, Proposal Three.

To approve Proposal Three:
     Shares For 14,610,533   Shares Against 65,200   Shares Abstaining 28,328
                ----------                  ------                     ------


Two other proxy items were adjourned for 20 days pending receipt of additional votes by proxy. These were a proposal to approve amendments to the Certificate of Incorporation which creates a classified board of directors and a second item to approve the Crown Laboratories 1997 Incentive Plan.

On October 7, 1997 the Company concluded its adjourned Annual Meeting of Shareholders, previously held on September 16, 1997. As previously disclosed, the two proxy items addressed at the meeting were a proposal to approve amendments to the Certificate of Incorporation which creates a classified board of directors (Proposal One) and a proposal to approve the Company's 1997 Incentive Plan (Proposal Four).

Proposal Four, the Company's 1997 Incentive Plan was adopted by the shareholders, receiving majority approval by voting shares.

To approve Proposal Four --- the Crown Laboratories, Inc. 1997 Incentive Plan:
     Shares For 7,903,972   Shares Against 1,333,411   Shares Abstaining 16,457
                ---------                  ---------                     ------

Although Proposal One, the classified board amendments, received approximately
7.6 million votes in favor, it did not receive the majority approval by the shareholders of the Company's outstanding common stock and did not carry.

To approve Proposal One --- the Classified Board Amendments
     Shares For 7,692,810   Shares Against 1,516,803   Shares Abstaining 44,227
                ---------                  ---------                     ------

     Item 6.  Exhibits and Reports

              (a)  Exhibits

              4(a) Form of Subscription Agreement.(1)
              4(b) Form of Regulation S Warrant Agreement.(1)

     (1)      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CROWN LABORATORIES, INC.

Dated:  November 14, 1997       By: /s/ Craig E. Nash
                                   -----------------------------
                                    Craig E. Nash
                                    Chief Executive Officer
                                    Chairman, Board of Directors

                                By: /s/ Calvin T. Mathews
                                   -----------------------------
                                    Calvin T. Mathews
                                    Chief Financial Officer