Form 10KSB
period 1997-12-31
CROWN LABORATORIES INC /DE/
filed 1998-05-28
CIK 847385

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal year ended December 31, 1997

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

                        Title of each class:      Common
   Name of each exchange on which registered:     The Pacific Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

Check  whether  the issuer  (1) filed all the  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ X ]

State issuer's revenue for the most recent fiscal year:  $189,070

The aggregate value of the Common Stock held by non-affiliates on December 31, 1997 was $12,580,030. As of December 31, 1997 there were 25,106,060 shares of
Crown Laboratories, Inc., Common Stock, $.001 par value outstanding.

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

Recent Significant Developments

Crown Laboratories, Inc. (the Company), has suffered substantial decline in financial performance in recent months and is currently exploring alternatives for maintaining adequate liquidity and longer term funding with its principal financial advisers. There can be no assurances that adequate liquidity or long term funding will be restored or secured or that there will not be further significant decline in the Company's business and financial condition. See Item 6 Management's Discussion and Analysis.

Between September 1, 1997, and April 30, 1998, the Company entered in to a series of equity and short-term debt financing transactions designed to improve the Company's liquidity and financial flexibility.

On January 5, 1998, the Company raised $150,000 in a Regulation S sale of prepaid, mandatory exercisable warrants to purchase Common Stock in two offshore investors who held similar warrants. The new warrants may be exercised in whole or in part in amounts over $10,000 of the principal amount of the warrants, at any time, until expiration on September 28, 1999. The exercise price for each share of Common Stock shall be equal to the lower of (x) 80% of the average closing price of the Common Stock for the one business day immediately preceding the issue date of the warrant or (y) 80% of the average closing price of the Common Stock for the one business day immediately preceding the date of receipt by the Company of the notice of exercise, as reported on the principal stock exchange on which the Company's Common Stock is traded.

On January 28, 1998, the Company borrowed $43,000 from Herbert Altman, a director of the Company. The loan rate is 9%, is due and payable on May 27, 1998, and has been extended until June 15, 1998. Warrant coverage is 43,000 warrants at 110% of the market price of $.3750. The warrants expire on June 15, 2001. Additionally, the expiration date on 200,000 prior warrants was extended from September 4, 1999 to September 4, 2004.

On February 9, 1998, the Company borrowed $30,000 from Lee Hooker, a director. The loan rate is 9% per annum. The original note due date has been extended to June 15, 1998. Warrant coverage is 30,000 warrants at 110% of the market price of $.25. The warrants expire in three years.

On February 13, 1998, and February 17, 1998, the Company received $30,000 from UFH Endowment Ltd. and $30,000 from Austost Antalt Schaan, respectively from the sale of Regulation S Prepaid Mandatory Exercisable Warrants which were convertible at a discount to the market at the time of conversion.

On February 25, 1998, the Company borrowed $120,000 from Herbert Altman, a director of the Company. The loan rate is 9%, is due and payable on March 24, 1998 and is unsecured. The note has been extended until June 15, 1998. Warrant coverage is 120,000 warrants at 110% of the market price of $.25 on February 25, 1998. The warrants are valid for three years.

On March 18, 1998, the Company borrowed $20,000, $15,000 and $14,000 from three directors, Lee Hooker, Herbert Altman and Arthur Berkowitz, respectively. The loan rate is 9% per annum, is due and payable on April 14, 1998 and has been extended until June 15, 1998 and has 100% warrant coverage of 20,000, 15,000 and 14,000 warrants, respectively, for the loans at 110% of the market price of $.3125 on March 18, 1998. The warrants are valid for three years.

On March 20, and March 27, 1998, the Company borrowed $100,000 and $250,000, respectively from Pelican Partners V, a Pennsylvania Partnership. Art Berkowitz, a director, advanced $50,000 of the above loan and is therefore allocated 50,000 of the 350,000 warrants. The loan is due and payable no later than July 20 and July 27, 1998, respectively. The rate is 10% per annum and is secured by a second lien position on certain Company equipment. The loan has warrant coverage, 350,000 warrants at 110% of the last price quoted of $.25 on March 20 and March 27, 1998, respectively. The warrants expire in three years.

On April 3, 1998, the Company borrowed $25,000 from Pelican Partners V, A Pennsylvania Partnership. The loan rate is 10% per annum and is due and payable on the earlier of 120 days or upon the funding of bridge loan financing. Warrant coverage is 25,000 warrants at 110% of the market price of $.375 on April 4, 1998. The warrants are valid for three years.

On April 21, 1998, the Company borrowed $32,000 from Herbert Altman, a director of the Company. The loan rate is 9% and is due and payable on May 24, 1998 and is unsecured. The note has been extended until June 15, 1998. The Company issued 32,000 warrants at 110% of the market price of $.25. The warrants are valid for three years with certain registration rights.

On May 4, 1998, the Company borrowed $14,000 from Joseph C. Avitabile, a shareholder. The loan rate is 9% per annum and is due on or before July 30, 1998. The Company will issue 14,000 warrants for the loan at 110% of the market price on May 4, 1998, of $.20. The warrants expire three years from May 4, 1998.

On April 1, 1998, the audit committee of the Board of Directors of Crown Laboratories, Inc., upon the recommendation of the management of the Company, voted (I) to dismiss the Company's independent public accountants, Arthur Andersen LLP, and (II) engage BDO Seidman LLP as the Company's independent public accountants for the year ended December 31, 1997.

The reports issued by Arthur Andersen LLP on the Company's financial statements for the each of years ended December 31, 1996 and 1995 did not contain an adverse opinion or a disclosure of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended December 31, 1995 included an explanatory paragraph regarding the ability of the Company to continue as a going concern.

For each of the Company's two most recent fiscal years and subsequent thereto, the Company had not consulted with BDO Seidman LLP on any matter concerning either (I) the application of accounting principles to a completed or proposed transaction, or (II) the type of audit opinion that might be rendered on the Company's financial statement. Form 8K was filed by the Company on April 1, 1998 announcing the appointment of the new auditors.

Additionally on April 1, 1998, the Company filed Form 12b-25 requesting an extension of the Company's 10K filing date from March 31, 1998, to April 15, 1998. The extension was required due to the change in the Company's independent public accountant. Consequently, the Company has not been able to compile the requisite financial data necessary to enable the Company to have sufficient time to complete the Company's financial statements and exhibits by March 31, 1998, which is the required filing date for the Company's annual report on Form 10-KSB without unreasonable effort and expense.

On April 7, 1998, the Company reached an agreement with EWE Trust Number 1, the lessor of certain production equipment, such that the Company will provide a waiver of default to the EWE Trust for having gone outside the agreement and pledged the assets in return for a six month loan of $77,000 at 9% interest. Warrant coverage will be 77,000 warrants at 110% of Crown's Common Stock closing price on April 3, 1998. The warrants expire in three years. The proceeds of the $77,000 was disbursed as follows: Past due payments, to EWE Trust No. 1 as of December 31, 1997, and as of April 7, 1998 were $6,502 and $19,506, respectively. Four payments, through August 1998, were prepaid for a total of $26,008 and $25,000 was advanced to the Company. Craig Nash, the Chief Executive Officer of Crown, will personally guarantee $25,000 of the $77,000 loan. Mr. Nash received no compensation for the risks of such commitment.

Additionally, the amount of warrants under the Option Agreement may under certain circumstances, if not converted, increase up to 1,932,632 warrants. Secondly, the exercise price of the warrants was reduced to $0.56 per warrant subject to the Company having a first right of refusal to repurchase the warrants within a 15 day notice period. The mandatory conversion price would move from $3.50 to $0.85, and would be subject to mandatory exercise if the price remained at $0.85 for seven consecutive days. The Company also has the right to repay the principal amount of the lease of $918,000 and reclaim up to 1,080,000 warrants or allow the market to absorb the then registered shares such that the Trust recoups its original investment of $918,000 and retains any additional shares as the result of issuing more lower price stock so that the original investment is recoupled by the Trust, within a six month period, as if the amount was repaid at a minimum of $0.86 per share.

On May 5, 1998, the Company signed a three year contract to be part of McKesson General Medical's corporate product strategy and become a program vendor. The program commenced on April 1, 1998, and expires on March 31, 2001. Crown's corporate aligned status designates to General Medical's sales organization that the vendor is in compliance with their terms and conditions, and will remain as a continued source of product on their database. McKesson General Medical is one of the nations largest nursing home distributors serving approximately 5,200 nursing homes from over 40 distribution warehouses located throughout the United States.

The Company concluded agreements with vendors on May 11, 1998, for shares of common stock concerning past services.

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward looking statements. Except for the historical information contained in this Annual Report on Form 10-KSB for the year ended December 31, 1997, the matters discussed herein include forward-looking information.

Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ materially from those projected or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, (i) the anticipated growth of the Company's revenues from development, manufacture and sale of the Company's products, (ii) the anticipated expansion of the Company's international activities, (iii) the impact of competitive products and pricing, (iv) approval of the Company's products and manufacturing equipment by government agencies such as the United States Food and Drug Administration, (v) the availability and terms of financing from other financing sources to fund the Company's operating losses, the willingness of existing creditors to continue to forbear from enforcing available rights and remedies and to grant additional waivers of potential defaults. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statement contained herein, and (vi) other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or to reflect future events or developments.

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

The nursing home industry has been a primary beneficiary of this demographic shift. These trends should continue to increase annually over the next several years. Presently, there are approximately 20,000 nursing homes in the United States with an average of 100 beds per nursing home. Today, the nursing home industry is a multi-billion dollar business, with one of the highest growth rates in expenditures among all health services. A nursing home stay is a common event for the elderly population in America. Although only 5% of the elderly reside in nursing homes at any point in time, the lifetime risk of entering a nursing home is approximately 30%. One out of every five individuals living past the age of 65 and one of three aged 85 or older will spend some time in a nursing home. The median age of nursing home residents is now 81 years.

As a result of the aging of society and changes in hospital practices, the character of nursing homes has changed dramatically in the past 10 years. Nursing homes are now complex institutions caring for people who, because of severe incapacities, need both sub-acute and chronic care.

The costs of nursing home care are increasing faster than inflation. At present, approximately 65% of the cost of care is paid for by state Medicare programs with the remaining 35% paid for by private insurance or individuals. Increasingly, insurance providers are attempting to control costs by limiting hospital coverage, which has resulted in a 40% reduction in the length of stay at the hospital. This encourages early transfer from acute care facilities into long term care facilities. The result is that nursing home populations are becoming more disabled with increasing acuity requiring a higher level of care. As care increases, the use of pharmaceutical food supplements also increases. The Company estimates that over fifty percent of the nursing home population receives a liquid supplement at least two times per day.

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

          Concentrated Nutrition. The Company's special formulations and more efficient nutrient composition make it possible to serve patients smaller, more compact portions that do not leave them feeling full or bloated. As a result, these supplements compliment a solid food diet rather than interfere with it.

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

The Company has signed a major marketing and distribution agreement with McKesson Corporation's Health Care Unit. This agreement will allow the Company not only to penetrate the nursing home market, but also the hospital and home health care markets. The agreement calls for McKesson to distribute Crowns' products to all three market segments over a three-year period with renewal options.

Competition

The pharmaceutical nutritional product industry's annual revenue is estimated by the Company to be approximately $4 billion in the United States alone. Three companies currently dominate the market: Ross Laboratories, Inc. (a division of Abbott Laboratories, Inc. (NYSE)), Mead Johnson Nutritionals, (a division of Bristol-Meyers-Squibb, Inc. (NYSE)), and Novartis, Inc., a Pharmaceutical Company. Clintec, (a division of Nestle Foods), competes with tube feeding products.

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

Employees

Currently, the Company has 26 full-time employees. There are presently no labor contracts in effect with the Company.

Organization

Crown Laboratories, Inc. ("the Company") was incorporated on February 23, 1989, in Delaware, as Industrialistics, Inc. In November 1991, Industrialistics, Inc. changed its name to Crown Laboratories, Inc.

Item 2.  Description of Property

The Company presently occupies a 62,000 square foot manufacturing facility in Las Vegas, Nevada for the purpose of manufacturing its line of nutritional products. The Company selected its Las Vegas location based on a number of factors. The State of Nevada does not assess either corporate or personal income taxes and is a "right to work" state. It has favorable freight rates resulting from the large volume of shipments into the casino trade with Las Vegas' limited manufacturing providing little outbound trucking demand and the climate is also very favorable for shipping on a year round basis. The Company had obtained a twelve month option to purchase its current manufacturing facility for $3,185,000. As of December 31, 1997, the option expired. Currently there are no plans to renew the option.

Item 3.  Legal Proceedings

The Company is subject to normal business litigation and claims concerning products and services rendered to the Company. The Company believes that the outcome of such lawsuits, claims and other legal matters will not have a material impact on the Company's consolidated financial position.

In addition to normal business litigation, the Company is involved in the following litigation:

Crown V. Rolfenade et al., was filed by the Company, in March 1995, and subsequently amended to incorporate all of the defendants "alter egos" in September 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable regulations, and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service, which was lost. Their appeal to the Nevada Supreme Court was denied. They have since filed an answer. The Company cannot predict the outcome of its claims. In January 1998, an order was filed in the District Court Clark County Nevada granting a motion for Partial Summary Judgment in favor of Crown Laboratories against International Packaging and Processing Systems, Inc., and Karl Fabricius. The motion included specific findings of misrepresentation, fraud and alter ego. The award in favor of Crown was for $21,664,323 plus costs and attorneys fees. Since that time, the Company has been evaluating the award and trying to determine how much, if anything, the Company is likely to recover. Presently, the Company cannot predict the ultimate collectibility of its claims.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on September 16, 1997 at the Monte Carlo Resort & Casino in Las Vegas, Nevada. At the meeting, an election of members of the Board of Directors of the Company was held and the following individuals (comprising the entire membership of the Board) were elected to one year terms. Mr. Herbert G. Altman is a new member of the Board. Mr. Vincent J. Casella did not stand for reelection.

Member of the Board        Votes For         Votes Against           Abstention
-------------------        ---------         -------------           ----------

Craig E. Nash              14,611,495           35,500                 57,067
Scott O. Nash              14,611,495           35,500                 57,067
Herbert G. Altman          14,557,495           89,500                 57,067
Arthur M. Berkowitz        14,559,495           87,500                 57,067
Linda Carrick, Ph.D.       14,559,495           87,500                 57,067
Christopher Demetree       14,559,495           87,500                 57,067
Lee Allen Hooker           14,556,495           90,500                 57,067

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

On October 7, 1997 the Company concluded its adjourned Annual Meeting of Shareholders, previously held September 16, 1997. As previously disclosed, the two proxy items addressed at the meeting were a proposal to approve amendments to the Certificate of Incorporation which creates a classified board of directors (Proposal One) and a proposal to approve the Company's 1997 Incentive Plan (Proposal Four).

Proposal   Four,   the  Company's   1997  Incentive  Plan  was  adopted  by  the
shareholders, receiving majority approval by voting shares.

To approve Proposal Four - the Crown Laboratories, Inc. 1997 Incentive Plan:

Shares For  7,903,972     Shares Against  1,333,411   Shares Abstaining   16,457
            ---------                     ---------                       ------

Although Proposal One, the classified board amendments,  received  approximately
7.6 million votes in favor, it did not receive the majority approval by the shareholders of the Company's outstanding common stock and did not carry.

To approve Proposal One - the Classified Board Amendments:

Shares For  7,692,810     Shares Against  1,516,803   Shares Abstaining   44,227
            ---------                     ---------                       ------

                                     PART II


Item 5.  Market for Common Equity and Related Shareholder Matters

The Company's stock was listed on the American Stock Exchange, Emerging Company Marketplace (AMEX ECM) on March 29, 1994. It traded under the symbol CLL.EC. Prior to that time, the Company's stock was listed on the Electronic Bulletin Board (EBB) of the NASD. The table below lists the low and high bid prices for the stock for each quarter over the last two years.

                                     Calendar 1997             Calendar 1996             Calendar 1997
                                     -------------             -------------             -------------
                                    Low        High           Low        High           Low        High
                                    ---        ----           ---        ----           ---        ----
1st Quarter  (AMEX ECM)             $0.81      $0.88          $1.63      $1.75            --         --

2nd Quarter  (AMEX ECM)             $0.56      $1.06          $1.63      $1.69            --         --

3rd Quarter  (AMEX ECM)             $0.75      $1.00          $1.19      $1.25            --         --

4th Quarter  (AMEX ECM)             $0.43      $0.93          $0.63      $0.81            --         --

4th Quarter  (Pacific)                --         --             --         --           $0.50      $0.50

The source of the information, (summarized above), comes from the American Stock Exchange for Amex quotes for 1996 and 1st, 2nd and 3rd Quarters for 1997, and The Pacific Exchange quotes for 4th Quarter 1997.

The American Stock Exchange has announced that it will no longer accept new issuers for the Emerging Company Marketplace, but will continue trading existing shares, including the Company's. Therefore, over time, the Emerging Company Marketplace will cease to exist. The market for the Company's Common Stock must be considered limited and there can be no assurance that a meaningful trading market will continue. Stock sold by the Company in private placements have generally been below the then trading price on the American Stock Exchange.

On October 16, 1997, the Company's Board of Directors unanimously determined to withdraw the Company's common stock from listing on the Emerging Company Marketplace of the American Stock Exchange and notified the Exchange of its intentions. The Exchange notified the Company, by letter dated November 11, 1997, that it would not interpose any objection to the Company's application. On November 17, 1997, the Company submitted its application to the US Securities and Exchange Commission to withdraw its common stock from listing on the Emerging Company Marketplace. The Company's stock has continued to trade on The Pacific Exchange where the Company has been fully listed since November 11, 1996.

On April 12, 1998, The Pacific Exchange (Exchange), notified the Company that it was in violation of the Exchange's financial filing policies since the Company had not filed its Form 10-K for the period ended December 31, 1997, by the March 31, 1998 deadline. Further, the Exchange advised the Company that failure to file the required filings by May 15, 1998, would result in the Company's stock being suspended from trading on May 18, 1998.

The Company has notified the Exchange of its 8K filing referencing its change of independent public accountants and request for extension of its filing date to May 15, 1998. The Company is continuing to work with the Exchange to insure full uninterrupted trading privileges.

During 1996 and 1997 the Company raised $1.9 Million and $736 Thousand, respectively, in common equity financing through Private Placements.

There are approximately 2,000 beneficial Common Stock holders. The Company did not pay any dividends in the last two years and does not intend to pay dividends in the foreseeable future. All available working capital will be used to meet the Company's expected growth.

The Company has entered into agreements with certain employees which provide for the grant of Common Stock and stock options (at an 85% discount to market price as of their date of employment) which vest over a five year period. Additionally, the Company has entered into consulting agreements for investor relations and other services which provides for the issuance of 50,000 options to purchase the Company's Common Stock at an 85% discount to the market price of the stock on the date of signing the agreement, and also the issuance of 180,000 shares of common stock. Compensation expense relating to these Common Stock and option grants is approximately $125,413 for the year ended December 31, 1997 and $550,000 for the year ended December 31, 1996.

On April 9, 1997, the Company announced that its Board of Directors authorized the expenditure of up to $500,000 for purchase of its common stock. The Company will make purchases from time to time as market conditions permit and in such amounts as it deems advisable. Any Common Stock reacquired would be retained by the Company as treasury stock. The authorization to make these purchases, which may be discontinued at any time, does not constitute a commitment on the part of the Company to buy any specific amount of its shares. As of December 31, 1997, the Company had repurchased 591,400 shares of Company stock for a total of $446,778.

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

Item 6:  Management's Discussion and Analysis and Plan of Operation

Results of Operations

The Company's independent certified public accountants have included an explanatory paragraph in their audit report accompanying the 1997 financial statements. The paragraph states that the Company's recurring losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern and caution that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company has been extensively engaged in research and development activities in order to commercialize its proprietary line of liquid nutritional products. As a consequence, the Company has incurred and charged to expense substantial start-up costs in the engineering, design, construction, and modification of its facility, production equipment, processes, and formulations.

The Company had total sales for the year ended December 31, 1997 of $189,070. Dry-mix products represent $165,011 and $24,058 represents liquid products. For the year ended 1996 there were no sales. For the years ended December 31, 1997, and December 31, 1996, the Company incurred losses of ($5,179,132) and ($4,631,905) respectively. Higher losses in 1997 are attributable to increased salaries associated with additional employees and higher operating expenses. In addition, the Company incurred start-up expenses totaling ($1,633,720). The accumulated deficit at December 31, 1997, was ($17,631,004). Losses have continued since such date due primarily to expenditures of salaries, other operating expenses, and plant start-up expenses.

The Securities & Exchange Commission (SEC) and Financial Accounting Standards Board (FASB) have issued stringent guidelines to account for research and development and certain other start-up costs. The SEC has adopted a view that they will not accept deferred start-up costs (capitalization of start-up costs on the balance sheet) if the registrant is not in an industry where deferral is a readily accepted policy. Deferral is not a widely accepted policy in the Company's industry. Consequently, Crown expensed ($1,633,720) of start-up expense for the year ended 1997. Start-up expenses of ($1,870,957) were similarly expensed in 1996.

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

Although the equipment manufacturer warranted that the purchased equipment had been manufactured to the F.D.A. regulatory specifications for aseptic packaging and processing equipment, the filler was the first of its kind manufactured for a U.S. Company requiring F.D.A. aseptic processing approval. The delays in certifying the Company's production equipment can be attributed to the aseptic filling machine. The machine was unable to pass certification testing when it was originally shipped from Germany in February, 1995. Numerous modifications have been made to the machinery at the request of the Process Authority primarily related to installing monitoring devices which were required to meet F.D.A. requirements. The manufacturer of the aseptic filling machine has filed for bankruptcy in the German courts. The Company has filed a claim against the manufacturer of the aseptic filler for damages caused by the delays in certifying the filler and seeks to have these damages applied against the purchase price of the machine. Further, the Company has filed suit in Las Vegas, Nevada against certain persons and entities involved with the manufacturer, (see
Item 3, "Legal Proceedings"). To further protect its rights to the machinery and its related technology, the Company has purchased the blueprints and the rights to its aseptic filling machine from the German bankruptcy court.

Now that the machinery is certified, and assuming there is sufficient working capital in place, the Company should be able to increase production of its liquid nutritional products, to fulfill its agreements with its distributors.

YEAR 2000

The Company is currently addressing the impact of the Year 2000 issue. Expenditures relating to this are expensed as incurred. The Company does not expect a significant impact on the Company's ongoing results of operations.

Plan of Operations

In June 1996, the Company received approval for its aseptic manufacturing and filling equipment from the F.D.A. to produce its product line for adult nutritional and specialty products. Extensive modifications were required on the filling equipment for the remainder of the year. Consequently, no liquid nutritional sales were produced for the year ended 1996 and $24,058 of liquid nutritional products were produced for the year ended 1997.

In the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources. Management is exploring alternatives that include seeking strategic investors, lenders and/or technology partners or pursuing other transactions that could result in substantial dilution to management and existing shareholders. There can be no assurance that management efforts in this regard will be successful. Management believes that despite the financial hurdles and funding uncertainties going forward, it has a business plan that, if successfully funded and executed can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success. If negotiations with its vendors, landlord, and lenders are not successful and alternative financing sources are not available, the Company may face the loss of key personnel, cessation of shipping goods, its equipment and its plant.

Funding

During 1995, the Company raised approximately $2.4 million in additional common equity financing through a private placement and this amount is reflected in the accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock for $3 per share. The warrants expired two years from the date of issuance. Fractional units have been sold. In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's Common Stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

During 1995, the Company also raised $3.5 million through the issuance of Series C Preferred Stock. The Series C Preferred Stock pays no dividends, but imputes a 6% effective annual interest rate upon conversion into Common Stock which will be accounted for over the time during which the preferred stock is outstanding. The conversion rate is determined by the acquisition value of the preferred stock (plus imputed interest referred to above) and an 18% discount to the five day average market price of the common shares at the time of exercise. During 1995, the Company's Board of Directors authorized utilizing an alternate price to the five day average market price provided for in the conversion of Series C Preferred Stock for several block trades. During the quarter ended March 31, 1996, the Company raised an additional $500,000 through a placement pursuant to Regulation S under the Securities Act of 1933, as amended, of its Series C Preferred Stock, bringing the total of Series C Preferred Stock issued to $4 million. As of July 2, 1996, all of the Series C Preferred Stock issued had been converted into 3,294,735 shares. The shareholders had waived their interest in the conversion for all past, present, and future transactions. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

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

On August 11, 1996, the Company entered into a term loan agreement with FINOVA Capital Corporation which provides for a $3 million, fixed rate (11.93% annual percentage rate); (this rate is pegged at a spread of 561 basis points above the five year Treasury Note rate at the time of closing), five year term loan (interest only for the first six months, amortized over the remaining 54 months) secured by a first lien against the fixed assets and leasehold improvements of the Company. The commitment provides for the advance of an additional $1.5 million upon securing sales contracts totaling $7 million on an annualized basis. The loan agreement requires that the Company adhere to certain covenants. Specifically, they require that the Company maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1 and a cash flow rate of 2 to 1. The first two covenants are effective on the closing date of the loan while the cash flow ratio took effect on December 31, 1997. Also as part of the terms of the loan agreement, the Company has agreed to issue 300,000 five year warrants to FINOVA to purchase a share of the Company's Common Stock at the closing market price of the stock on the date prior to closing the loan ($1 7/16). As reflected in the financial statement footnotes, these covenants were subsequently waived and the loan agreement modified.

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

On May 5, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan designed to protect the shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price.

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

If a buyer who is not a "grandfathered stockholder" becomes a 15% owner in the Company, all rights holders, except the buyer, will be entitled to purchase preferred stock in the Company at a price discounted from the then market price. In addition, if the Company is acquired in a merger after such an acquisition, all rights holders except the buyer will also be entitled to purchase stock in the buyer at a discount in accordance with the plan. The distribution of rights was made to common stockholders of record on May 16, 1997. Shares of common stock that are newly-issued after that date will also carry rights until the rights become detached from the common stock. The rights will expire on May 15, 2007. The Company may redeem the rights for $0.01 each at any time before a buyer acquires a 15% position in the Company and under certain other circumstances. The rights distribution is not taxable to stockholders. A complete description of the Shareholder Rights Agreement and Series E Preferred Stock may be found in the Company's Form 8A filed with the SEC on May 13, 1997.

On July 24, 1997, the Company issued to one of its creditors 18,000 shares of restricted Common Stock for canceling $15,800 in short term debt. The Company agreed to register the shares in the Company's next registration statement.

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

On August 7, 1997, the Company commenced a private offering of up to 5,000,000 shares of its common stock at a price of $.70 per share. The offering was made pursuant to the exemption for a private placement under Section 4(2) of the Securities Act of 1933, as amended. During August - October 31, 1997, the Company sold a total of 1,338,273 shares of Common Stock, for an aggregate purchase price of $736,050. The Common Stock was sold to 14 accredited investors. The Company's private offering concluded on October 31, 1997.

On August 21, 1997, the Board of Directors of the Company approved the grant of 48,000 shares of the Company's common stock to Joseph K. Furst, as compensation for certain services rendered to the Company.

On September 1, 1997, the Company borrowed $100,000 from Christopher Demetree, a director of the Company, in order to meet short term working capital needs. The loan rate is 9% annually and is due and payable on July 30, 1998 and is unsecured. The Company issued 100,000 warrants at 110% of the market price of $.8125. The warrants are valid for three years with certain registration rights.

On September 29, 1997, the holder of the Company's Series E Preferred Stock converted 90 shares of this series into 1,600,000 shares of Common Stock. In turn, the holder sold these shares of Common Stock privately and then acquired, in a Regulation S offering, 1,285,715 shares of Common Stock and a one-year warrant from the Company and a one-year warrant to purchase 648,141 shares of Common Stock to an offshore investor who holds the Series E Preferred Stock. The shares of Common Stock were sold by the Company at $.70 per share for an aggregate of $900,000. There are currently outstanding 172.5 shares of Series E Preferred Stock.

On September 29, 1997, the Company raised $500,000 in a Regulation S sale of prepaid, mandatory exercisable warrants to purchase Common Stock to a new investor. The warrants may be exercised in whole or in part in amounts over $10,000 of the principal amount of the warrants, at any time, until expiration on September 28, 1999. The exercise price for each share of Common Stock shall be equal to the lower of (x) 80% of the average closing price of the Common Stock for the one business day immediately preceding the issue date of the warrant or (y) 80% of the average closing price of the Common Stock for the one business day immediately preceding the date of receipt by the Company of the notice of exercise, as reported on the principal stock exchange on which the Company's Common Stock is traded. At the present time no shares of Common Stock have been issued under this arrangement.

On November 17, 1997, the Company sold for $200,000, 363,637 shares of Common Stock and a two-year warrant to purchase 181,181 shares of Common Stock to an offshore investor. The warrants are exercisable for one year at $0.05 per share provided the Common Stock is trading at less than $0.6875.

On December 3, 1997, the Company for $200,000 issued 500,000 shares of Common Stock and a two-year warrant to purchase 250,000 shares of Common Stock to two offshore investors, both of which previously purchased equity securities of the Company. The warrants are exercisable for one year at $0.05 per share provided the Common Stock is trading at less than $0.50.

On December 5, 1997, the Company borrowed $50,000 from Vincent Casella, a former director of the Company. The loan rate is 8% annually, is due and payable June 5, 1998, and is unsecured. The Company issued 75,000 warrants for Crown Common Stock exercisable at $.25 per warrant. The warrants are valid for three years with certain registration rights.

On March 21, 1998, and May 1, 1998, the Company borrowed $8,245 and $3,500, respectively, from Christopher Demetree, a director. The loans are unsecured and carry no interest rate. The loans are due and payable on renewable 30 day terms or upon funding of bridge financing, whichever is the earlier.

The issuance of securities in these transactions were not subject to the registration under the Securities Act of 1933, as amended (the "Act"), by virtue of (I) Section 4(2) or Regulations D promulgated thereunder or (II) of Regulation S for the sales sold "offshore" to "non-U.S. Persons." No underwriters or placement agents were involved in any sales unless otherwise noted. The distribution of the Shareholders Rights did not involve an offer or sale.

Financial Condition

Working capital at December 31, 1997 was ($1,888,233) and was based on the funding the Company has secured, discussed above. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

Item 7.  Financial Statements

See the audited financial statements for the years ended December 31, 1997 and 1996.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with the Accountants for the years ending December 31, 1997, and 1996, except that on April 1, 1998, the Company's Board of Directors changed the Company's independent public accountant firm from Arthur Andersen to BDO Seidman. Refer to Recent Significant Developments.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of December 31, 1997, the current directors and executive officers of the Company are as follows:

Name                                Age              Position
----                                ---              --------
Craig E. Nash                       43               Chairman of the Board of
                                                     Directors and Chief Executive Officer

Scott O. Nash                       43               President and
                                                     Vice Chairman of the Board of Directors

Christopher Demetree*               34               National Account Executive and Director

Herbert G. Altman                   65               Director, Member of the Audit Committee

Lee Allen Hooker                    52               Director, Chairman of the Compensation
                                                     Committee

Arthur M. Berkowitz                 57               Director, Chairman of the Audit Committee
                                                     Member of the Compensation Committee

Linda Carrick, Ph.D.                44               Director, Member of the Audit Committee



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

Christopher Demetree has been a director of the Company since December 2, 1992 and prior to that a major investor in the Company. Mr. Demetree is currently Vice President of Demetree Brothers, Inc., a Florida-based fully-integrated property management and investment company, and was responsible for many aspects of the management of Demetree Brothers, Inc. His duties primarily included planning and developing real estate developments, including permits, sales pro formas and construction budgets. Mr. Demetree holds a B.S. degree in Industrial Management from Georgia Institute of Technology. *Mr. Demetree, effective February 6, 1998, resigned as National Accounts Executive but remains as a Director.

Herbert G. Altman became a director of the Company in September 1997. Mr. Altman is a consultant and a retired private investor. He has been active in the pharmaceutical distribution business, serving as Senior Vice President, Chief Financial Officer, and Director of Spectro Industries, Inc., an American Stock Exchange company for 17 years. For five years, he served as Vice President, Finance of McKesson Drug Company, Jenkintown, a division of the McKesson Corporation. Prior thereto, he was active as a partner in a Philadelphia-based Certified Public Accounting Firm. Mr. Altman holds a B.S. Degree from the Wharton School of Finance.

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

Linda Carrick, Ph.D. became a director of the Company in June 1994. Dr. Carrick has been in the nursing field since 1975. She has been Clinical Director, Surgical Nursing for the Hospital of the University of Pennsylvania, where she also served as interim Vice President of Nursing. Subsequently, she served as an Assistant Professor of the University of Pennsylvania. She is a member of several professional organizations, including the American Association of Critical Care Nursing, The Nursing Association, Association of Nurse Executives, and the American Society of Parenteral and Enteral Nutrition. She also completed a Wharton Nurse Executive Fellowship. Dr. Carrick holds a B.S. degree in Nursing from Villanova University, and a M.S. degree in Surgical, Cardiovascular Nursing, and a Ph.D. in Healthcare from The University of Pennsylvania. From September 1997 to the present, Dr. Carrick has been Executive Vice President of Operations and Patient Care Services for Mercy Health Partners, Scranton, PA.

All Directors hold office until the next annual meeting of the shareholders and the election and qualification of their successors. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to any employment agreements.

Section 16 of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than ten percent of the registered class of the Company's equity securities to file various reports with the Securities Exchange Commission and the American Stock Exchange concerning the holdings of and transactions in the Common Stock and other equity securities of the Company. Copies of these filings must be furnished to the Company. Based solely upon a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 1997, all filing requirements applicable to its directors, executive officers and 10% shareholders were complied with except that certain directors may not have filed their Form 5, the Annual Statement of Changes in Beneficial Ownership, on a timely basis.

Item 10.  Executive Compensation

The following executive officers of the Company earned remuneration in excess of $100,000 during 1997. The following table shows all remuneration earned by the Chief Executive Officer during the fiscal years ended December 31, 1997, 1996, and 1995 for services in all capacities rendered to the Company and its subsidiaries.

                                            Annual Compensation                 Long-Term Compensation
                                            -------------------                 ----------------------
                                                                                         Awards
                                                                               ------------------------
                                                                               Restricted    Securities
Name and                                                  Other Annual            Stock      Underlying
Principal Position                       Salary          Compensation (2)         Award       Options
------------------                      -------          ----------------         -----       -------
Craig Nash                 1997         $70,000          $ 0          0       $  0      0        0
Chief Exec. Officer        1996         $70,000            0          0          0      0        0
                           1995         $78,771            0          0          0      0        0

In 1993, the Company entered into a five year employment agreement, which has expired, with Craig Nash. He is currently receiving a base salary of $70,000 per annum, however, $110,000 has been approved by the Board of Directors. This amount may be increased at the discretion of the Board of Directors. Mr. Nash's contract automatically rolls over into annual one year agreements until terminated by the Board or Mr. Nash upon 60-day notice by either party. The contract is in the initial year of the annual rollover. The Company can terminate such employment for cause on 90 days notice. If the individual is terminated by the Company during the term of the employment agreement, he will receive certain termination compensation of up to two years of base salary and the immediate vesting of the stock per his employment agreement.

Mr. Craig Nash's compensation includes 1,665,545 shares granted with a nominal fair market value on the date of his 1993 employment agreement. All Common Stock issued to Mr. Nash was ascribed a nominal value by the Company and its investment adviser, given the inherent uncertainty as to the ability of the Company to raise capital and continue in existence as of the dates such shares were issued. Of the 1,665,548 shares, all shares are vested.
All the shares are eligible to receive dividends.

The Company provided automobile allowances to certain of its employees, including certain persons who are executive officers of the Company, including the Nashes, based upon the job requirements of each employee. No amounts with respect to the personal use of automobiles, if any, have been included in the above table. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained, did not in any event exceed, as to any executive officer, either the lessor of $50,000 or 10% of his cash compensation for the last fiscal year, and that the information set forth in the foregoing table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

Each of the executive officers and certain key employees have entered into a Confidentiality Agreement in which the individual agrees not to disclose, reveal or permit access to all or any portion of the "Company's Confidential Information" as specified in the agreement.

The following table gives certain information regarding options held on December 31, 1997.

                           Number of Securities Underlying             Value of Unexercised In-The
                            Unexercised Options at FY-End                Money Options at FY-End
Name of Individual           Exercisable    Unexercisable              Exercisable      Unexercisable
------------------           -----------    -------------              -----------      -------------
Craig Nash, CEO              768,028              -                         -               -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of December 31, 1997 with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of any such outstanding classes:

Name and Address                    Amount and Nature           Percent
of Beneficial Owner               of Beneficial Ownership       of Class
-------------------               -----------------------       --------

Mr. Craig E. Nash                2,266,014*      Direct           8.2%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Mr. Scott O. Nash                2,676,267       Direct           9.7%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Imperial Trust Co.               1,916,571       Direct           6.9%


The Gifford Fund, LTD           See Footnote (1)                   N/A
Charlotte House
Charlotte Street
P.O. Box N9204
Nassau, Bahamas


(1) The Gifford Fund presently holds $1,725,000 of Series E Preferred Stock of Crown Laboratories, Inc. The Series E Preferred Stock provides for conversion into Crown Laboratories, Inc. Common Stock based upon market prices. If converted, the Gifford Fund, Ltd. may become a holder of more than 5% of the common shares outstanding of Crown Laboratories, Inc. depending upon the market price of the shares at time of conversion.

* Includes 400,000 shares owned by Yelena Nash, the wife of Craig Nash. Mr. Nash disclaims any beneficial interest.

Security Ownership of Management

The following table sets forth certain information as of December 31, 1997 with respect to the beneficial ownership of the Company's Common Stock by each executive officer and director, and by all executive officers and directors as a group:

Name and Address                       Amount and Nature            Percent
of Beneficial Owner                 of Beneficial Ownership        of Class (1)
-------------------                 -----------------------        ------------
Mr. Craig E. Nash                  2,266,014*      Direct                8.2%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Mr. Scott O. Nash                  2,676,267       Direct                9.7%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Chris Demetree                       928,765       Direct                3.4%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Herbert G. Altman                    420,684       Direct                1.5%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Lee Allen Hooker                     191,478       Direct                0.7%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Arthur M. Berkowitz                  324,529       Direct                1.2%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119

Dr. Linda Carrick, Ph.D.             143,000       Direct                0.5%
Crown Laboratories, Inc.
6780 Caballo Street
Las Vegas, NV 89119


All Executive Officers and
Directors as a Group               7,069,671                            25.6%


(1) Percentages are calculated based on outstanding shares and options and warrants exercisable within 60 days.

* Includes 400,000 shares owned by Yelena Nash, the wife of Craig Nash. Mr. Nash disclaims any beneficial interest.

Directors' Remuneration

In 1994, outside members of the Board of Directors, Lee Allen Hooker, Arthur M. Berkowitz, Dr. Linda Carrick, Ph.D., and Myles Cane, a former director, each received options to purchase 50,000 shares of Common Stock at exercise prices ranging from $1.275 to $2.50 per share. Of the options received, options to purchase 25,000 shares of common stock vested immediately and options to purchase 25,000 shares of Common Stock will vest on different schedules ranging between the thirteenth to the twenty-third month of their term. Additionally in 1995, Lee Allen Hooker, Arthur M. Berkowitz, Dr. Linda Carrick, and Myles Cane received options to purchase 10,000 shares of Common Stock at an exercise price of $2.44 per share, and Vincent Cassella received options to purchase 50,000 shares of Common Stock at an exercise price of $1.275 per share.

Vincent Casella, a former director, and his associates were granted a total of 230,000 options to purchase the Company's Common Stock for their roles in assisting the Company in strategic planning issues. Mr. Casella was granted 100,000 options at an exercise price of $1.44 per share which expire five years from the date of grant November 13, 1995.

Outside members of the Board of Directors, Lee Allen Hooker, Arthur M. Berkowitz, Dr. Linda Carrick and Herbert G. Altman each have received non-qualified stock options to purchase shares of Common Stock at exercise prices ranging from $0.938 to $2.50 per share, in awards commencing 1994. As of December 31, 1997, stock options for these Outside Board Members were as follows:

                           Options                Board Membership Commenced
                           -------                --------------------------
Lee Allen Hooker           110,000                         1994
Arthur M. Berkowitz        150,000                         1994
Dr. Linda Carrick          110,000                         1994
Herbert G. Altman           25,000                         1997

----------
Includes 50,000 options granted in 1997 according to the Plan.

All Outside members' stock options vest and are exercisable according to various schedules, which continue to the year 2007.

Arthur M. Berkowitz also received 40,000 stock options in 1996 at an exercise price of $.90/share associated with his efforts in the establishment of a marketing consultant agreement for the Company. Herbert G. Altman also received 200,000 stock options in 1996, prior to becoming a Director, at an exercise price of $.90/share associated with his introduction to and the signing of agreements with distribution sources for Crown's products.

Additionally, in 1995, and continuing to July 1998, Arthur M. Berkowitz receives $1,500 per month for serving as Chairman of the Audit Committee of the Company's Board of Directors. The Company anticipates continuing this agreement at the same level of compensation in the future.

Additionally, in October 1997, shareholders of the Company approved the issuance of 50,000 non-qualified stock options to Outside Board Members, to be issued annually, continuing to the Year 2001.

Item 12.  Certain Relationships and Related Transactions

Effective during the third quarter, the Company entered into an agreement regarding a reorganization of its corporate structure, under which the Company transferred ownership of 100% of the common stock of Crown Russia OOO, its wholly-owned subsidiary ("Crown Russia"), to Yelena Nash in exchange for payment of $15,000, adjusted to $37,825, by Yelena Nash. At the same time, the Company and Crown Russia entered into a ten-year distribution and sales agreement (the "Distribution Agreement"), under which Crown Russia will become the exclusive distribution, marketing and sales company for the Company's nutritional products in Russia and other Central and Eastern European countries and Crown USA agrees to pay Crown Russia all reasonable expenses approved by the Board to develop this customer for a period of three to five years. Yelena Nash is a Russian citizen and the wife of Craig
E. Nash, the Company's Chairman of the Board of Directors and Chief Executive Officer. Mrs. Nash is also a significant shareholder of the Company. Under the terms of the Distribution Agreement, Yelena Nash will receive a 10% commission on sales of the Company's products to Crown Russia, exclusive of promotional or marketing costs, after the Company has received payment for such sales. The Distribution Agreement contains certain provisions restricting the right of Yelena Nash to transfer her interest in Crown Russia to a third party. The Distribution Agreement is subject to automatic renewal for ten-year periods under certain circumstances.

Under the terms of the agreement to transfer ownership of Crown Russia, Yelena Nash was required to pay an initial $1,000 payment of the $15,000 sale price which has subsequently been adjusted to $37,825. The initial payment was made on March 16, 1998. The balance, plus interest at 2% above prime accrued monthly, may be paid over the ensuing 24 months from commissions earned from product sales.

The Company has the option to evaluate this business venture and determine whether it continues to be of benefit to its shareholders.

Fiscal year 1997 sales, amounts due to and from, expenses, and results of the sale of the Russian subsidiary are as follows, after eliminating intercompany transactions: The Company sold $33,732 worth of its products to a non-affiliated customer in Russia, and $131,279 of its products to New Crown Russia as part of, and subsequent to the sale of the subsidiary on June 1, 1997. Total combined sales to Russia were $165,011 for 1997. Included in accounts receivable at December 31, 1997 was $105,461 due from New Crown Russia. The sale of the subsidiary and its assets as of June 1, 1997 resulted in a loss of $9,041, with the amount due from Yelena Nash of $37,825, reflected in related party notes receivables. The expenses incurred and accrued in 1997 for development of the Russian market were $181,078.

The Board of Directors formed a special committee of outside directors (the "Crown Russia" committee) to oversee the Company's relationship with Crown Russia, including reviewing all transactions and recommending to the Board for approval of all transactions between the Company and Crown Russia. The members of the special committee are Arthur M. Berkowitz, Lee A. Hooker and Dr. Linda Carrick.

During the past two years, Craig Nash established a physical presence in New York City in order to manage the emerging company marketplace affairs of the Company, certain marketing activities, and engage in extensive fundraising activities on behalf of the Company. The cost of living in New York City is substantially greater than that of Las Vegas, Nevada. Consequently, the Company loaned Mr. Nash $77,183 in order to cover certain expenses personally incurred by Mr. Nash during 1997 while carrying out his duties on behalf of the Company. The loan rate is 9% annually and the loan is unsecured and due and payable on or before December 31, 1998. The Company also loaned Scott Nash $8,867. The loan rate is 9% annually and the loan amount is unsecured and due and payable on or before December 31, 1998.

On September 1, 1997, the Company borrowed $100,000 from Christopher Demetree, a director of the Company, in order to meet short term working capital needs. The loan rate is 9% annually and is due and payable on July 30, 1998, and is unsecured. The Company issued 100,000 warrants at 110% of the market. The warrants are valid for three years with certain registration rights.

On December 5, 1997, the Company borrowed $50,000 from Vincent Casella, a former director of the Company in order to meet short term working capital needs. The loan rate is 8% annually, is due and payable June 5, 1998, and is unsecured. The Company issued 50,000 warrants for Crown Common Stock exercisable at $2.50 per warrant. The warrants are valid for three years with certain registration rights.

On January 28, 1998, the Company borrowed $43,000 from Herbert Altman, a director of the Company. The loan rate is 9% , is due and payable on May 27, 1998. Warrant coverage is 43,000 warrants at 110% of the market price of $.375. The warrants expire on June 15, 2001. Additionally, the expiration date on 200,000 warrants issued prior to becoming a Director was extended from September 4, 1999 to September 4, 2004.

On February 9, 1998, the Company borrowed $30,000 from Lee Hooker, a director. The loan rate is 9% per annum. The original note due date has been extended to June 15, 1998. Warrant coverage is 30,000 warrants at 110% of the market price of $.25 at the date of grant. The warrants expire in three years.

On February 13, 1998, and February 17, 1998, the Company received $30,000 from UFH Endowment Ltd. and $30,000 from Austost Antalt Schaan, respectively from the sale of Regulation S Prepaid Mandatory Exercisable Warrants which were convertible at a discount to the market at the time of conversion.

On February 25, 1998, the Company borrowed $120,000 from Herbert Altman, a director of the Company. The loan rate is 9%, is due and payable on March 24, 1998 and is unsecured. The note has been extended until June 15, 1998. Warrant coverage is 120,000 warrants at 110% of the market price of $.25 on May 25, 1998. The warrants are valid for three years.

On March 18, 1998, the Company borrowed $20,000, $15,000 and $14,000 from three directors, Lee Hooker, Herbert Altman and Arthur Berkowitz, respectively. The loan rate is 9% per annum, is due and payable on April 14, 1998, and has been extended until June 15, 1998, and has 100% warrant coverage for the loans at 110% of the market price of $.25 on March 18, 1998. The warrants are valid for three years.

On March 20, and March 27, 1998, the Company borrowed $100,000 and $250,000, respectively from Pelican Partners V, a Pennsylvania Partnership. Art Berkowitz, a director, advanced $50,000 of the above loan and is therefore allocated 50,000 of the 350,000 warrants. The loan is due and payable no later than July 20 and July 27, 1998, respectively. The rate is 10% per annum and is secured by a second lien position on certain Company equipment. The loan has warrant coverage, 350,000 warrants at 110% of the last price quoted ($.25) on March 20 and March 27, 1998, respectively. The warrants expire in three years.

On April 3, 1998, the Company borrowed $25,000 from Pelican Partners V, a Pennsylvania Partnership. The loan rate is 10% per annum and is due and payable on the earlier of 120 days or upon the funding of bridge loan financing. Warrant coverage is 25,000 warrants at 110% of the market price of $.375 on April 4, 1998. The warrants are valid for three years.

On April 21, 1998, the Company borrowed $32,000 from Herbert Altman, a director of the Company. The loan rate is 9% and is due and payable on May 24, 1998, and is unsecured. The Company issued 32,000 warrants at 110% of the market price of $.25. The warrants are valid for three years with certain registration rights. The note has been extended until June 15, 1998.

On May 4, 1998, the Company borrowed $14,000 from Joseph C. Avitabile, a shareholder. The loan rate is 9% per annum and is due on or before July 30, 1998. The Company will issue 14,000 warrants for the loan at 110% of the market price on May 4, 1998, of $.20. The warrants expire three years from May 4, 1998.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8 K

     (a)  Exhibits

          3(a)    Certificate of Incorporation, as amended (1)

          3(b)    Bylaws, as amended (1)

          4(a) Form of Warrant Agreement, including Form of Warrant, for private placement investors (4)

          4(b)(1) Certificate  of Amendment to  Certificate  of  Designation  of
                  Series E Preferred Stock (6)

          4(b)(2) Certificate of Designation of Series E Preferred Stock (6)

          4(b)(3) Certificate  of Amendment to  Certificate  of  Designation  of
                  Series F Preferred Stock (1)

          4(b)(4) Certificate of Designations of Series F Preferred Stock (8)

          4(c)    Specimen of Common Stock Certificate of Registrant (1)

          4(d)    Regulation S Subscription Agreement, dated July 31, 1996 (2)

          4(e)    Regulation S Subscription Agreement, dated March 7, 1997 (7)

          4(f)    Rights   Agreement   between  the  Registrant  and  Securities
                  Transfer Corporation, dated May 5, 1997 (8)

          10(a)   1992 Stock Option Plan (5)*

          10(b)   Employment Agreement with Craig Nash (3)*

          10(c)   Employment Agreement with Scott Nash (3)*

          10(d)   Employment Agreement with Christopher Demetree (3)*

          10(h)   Lease for Las Vegas, Nevada (2)

          10(j)   Agreement with NME (2)

          10(k)   Agreement with McKesson (6)

          10(l)   Agreement with US FoodService (1)

          21      Subsidiaries, (100% owned): Crown Puerto Rico (1)

          23      Consent of BDO Seidman LLP (+)

          4(g)    Sale of Equity Securities Pursuant to Regulation S (9)

          99      Application for Withdrawal from Listing of Securities (10)

          10(m)   Investment   Banking  Firm   Engagement   (11)  16  Change  of
                  Independent Public Accounting Firm (12)

          10(n)   1997 Stock Option Plan (13)

          10(o)   Agreement with McKesson General Medical (1)

     (b) Form 8(K)'s: Filed on: March 24, 1997; November 6, 1997; November 14, 1997; December 1, 1997; December 31, 1997; April 2, 1998; and April 7, 1998.

*    Management Compensation Contract or Plan

+    Filed herewith.

(1)  To be filed by Amendment.

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

(8) Previously filed as an exhibit to the Form 8-A12B/A of the Registrant filed July 7, 1997.

(9) Previously filed as an exhibit to the Form 10QSB for the quarter ended September 30, 1997.

(10) Previously filed as an exhibit to the Form 8K of the Registrant filed November 6, 1997.

(11) Previously filed as an exhibit to the Form 8K of the Registrant filed December 1, 1997.

(12) Previously filed as an exhibit to the Form 8K of the Registrant filed March 31, 1998.

(13) Previously filed as an exhibit to the Proxy Statement of the Registrant filed August 22, 1997.

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

                                    CROWN LABORATORIES, INC.


Date:    May 15, 1998               By:  s/ Craig E. Nash
                                        -----------------
                                         Craig E. Nash
                                         Chief Executive Officer
                                         Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 s/ Craig E. Nash                        Chief Executive Officer
--------------------------------         Chairman of the Board of Directors
Craig E. Nash                            (Principal Executive Officer)

 s/ Scott O. Nash
--------------------------------         Vice Chairman of the Board of Directors
Scott O. Nash                            President


                                         Director
--------------------------------
Christopher Demetree


 s/ Herber G. Altman                     Director
--------------------------------
Herbert G. Altman


 s/ Lee Allen Hooker                     Director
--------------------------------
Lee Allen Hooker


 s/ Arthur M. Berkowitz                  Director
--------------------------------
Arthur M. Berkowitz


 s/ Linda Carrick                        Director
--------------------------------
Linda Carrick, Ph.D.

                          Crown Laboratories, Inc.
                         Consolidated Balance Sheets

                     ASSETS
                                                            December 31,     December 31,
                                                                1997             1996
                                                            ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                $      7,650    $    579,488
   Accounts Receivable                                           179,257          11,882
   Inventories
          Raw & Packaging Materials                              362,431         243,686
          Work in Process                                          7,882           5,800
          Finished Goods                                          26,241          33,418

   Prepaid expenses                                              310,396         155,806
   Related Party Notes                                           123,875              --
                                                            ------------    ------------
          Total current assets                                 1,017,732       1,030,080

PROPERTY AND EQUIPMENT
   Leasehold improvements                                      1,281,721       1,300,043
   Machinery & Equipment                                       8,888,928       8,410,629
                                                            ------------    ------------
                                                              10,170,649       9,710,672
Accumulated Depreciation & Amortization                         (640,438)       (423,674)
                                                            ------------    ------------
     Net Property and Equipment                                9,530,211       9,286,998
MACHINERY RIGHTS & BLUEPRINTS                                    272,381         242,917
PATENTS PENDING                                                   81,691              --
DEPOSITS & DEFERRED ASSETS                                       331,722         490,700
                                                            ------------    ------------
     Total assets                                           $ 11,233,737    $ 11,050,695
                                                            ============    ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                    $  2,020,150    $    480,810
   Related Party Loans                                           150,000              --
   Current Maturities of long-term debt                          630,219       1,285,019
                                                            ------------    ------------
         Total current liabilities                             2,800,369       1,765,829

ACCRUED SALES TAX PAYABLE                                        158,186         288,289
LONG-TERM DEBT                                                 2,018,959       2,558,191

SHAREHOLDERS' EQUITY
   Preferred stock -- $0.001 par value;                        1,725,000       1,024,997
        5,000,000 shares authorized;
        172.5 and 100 shares outstanding in 1997 and 1996

   Common Stock -- $0.001 par value;
       50,000,000 shares authorized;
       25,106,060 and 18,795,488 shares outstanding
        in 1997 and 1996                                          25,106          18,795
   Additional paid-in-capital                                 22,583,899      17,846,466
   Accumulated deficit                                       (17,631,004)    (12,451,872)
   Treasury Stock                                               (446,778)             --
                                                            ------------    ------------
              Total shareholders' equity                       6,256,223       6,438,386
                                                            ------------    ------------
     Total liabilities and shareholders' equity             $ 11,233,737    $ 11,050,695
                                                            ============    ============


       See Accompanying Notes to the Consolidated Financial Statements


                                     F1

                            Crown Laboratories, Inc.
                      Consolidated Statements of Operations

                                                             For the Year Ended
                                                December 31, 1997            December 31, 1996
                                                -----------------            -----------------
Sales-Net of Allowable Discounts                  $    189,070                 $         --

     Cost of Sales                                     (51,544)                          --
                                                  ------------                 ------------

Gross Profit                                           137,526                           --

     Research & Development Start Up Costs           1,633,720                    1,870,957
     General and Administrative Expenses             3,287,741                    2,483,490
                                                  ------------                 ------------

Loss From Operations                                (4,783,935)                  (4,354,447)

     Other Income/(Expense)
          Other Income                                       0                       75,600
          Other Expense                                (65,980)                    (146,902)
          Interest expense                            (345,111)                    (238,851)
          Interest income                               24,935                       32,695
                                                  ------------                 ------------

                                                    (5,170,091)                  (4,631,905)

Loss From Sale of Subsidiary                            (9,041)                          --
                                                  ------------                 ------------

Net Loss                                          ($ 5,179,132)                ($ 4,631,905)
                                                  ============                 ============


NET LOSS PER SHARE                                ($      0.27)                ($      0.27)
                                                  ============                 ============



WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                         18,961,292                   17,079,951
                                                  ============                 ============



         See Accompanying Notes to the Consolidated Financial Statements


                                       F2

                            Crown Laboratories, Inc.
                 Consolidated Statement of Shareholders' Equity
                      For the year ended December 31, 1997

                                      Shares of    Common    Additional     Accumulated    Treasury      Preferred
                                        Common      Stock  Paid-in-Capital    Deficit        Stock         Stock           Total
                                      ----------   -------   -----------    ------------    ---------    -----------    -----------
Balance as of December 31, 1996       18,795,488   $18,795   $17,846,466    ($12,451,872)          --    $ 1,024,997    $ 6,438,386

   Compensation expense for options
      granted to employees
      and consultants                         --        --       125,413              --           --             --        125,413

   Series E Preferred Stock Issued            --        --            --              --           --      3,000,000      3,000,000

   Shares issued on the conversion
      of Series E Preferred Stock      2,818,424     2,819     2,048,982              --           --     (2,299,997)      (248,196)

   Shares sold in private placement    1,338,273     1,338       736,050              --           --             --        737,388

   Fund raising Issuances              1,837,875     1,838     1,576,602              --           --             --      1,578,440

   Fund Raising Expenses                      --        --      (338,616)             --           --             --       (338,616)

   Warrants                                   --        --       452,500              --           --             --        452,500

   Shares Issued for Services            316,000       316       136,502              --           --             --        136,817

   Treasury Stock Buy Back                    --        --            --              --     (446,778)            --       (446,778)

     Net loss for the year ended
        December 31, 1997                     --        --            --      (5,179,132)          --             --     (5,179,132)
                                      ----------   -------   -----------    ------------    ---------    -----------    -----------
Balance as of December 31,1997        25,106,060   $25,106   $22,583,899    ($17,631,004)   ($446,778)   $ 1,725,000    $ 6,256,223
                                      ==========   =======   ===========    ============    =========    ===========    ===========


        See Accompanying Notes to the Consolidated Financial Statements.

                                       F3

                            Crown Laboratories, Inc.
                 Consolidated Statement of Shareholders' Equity
                      For the year ended December 31, 1996

                                                 Shares of     Common     Additional      Accumulated     Preferred
                                                Common Stock    Stock   Paid-in-Capital     Deficit         Stock          Total
                                                ------------    -----   ---------------     -------      -----------    -----------
Balance as of December 31, 1995                   14,290,513   $14,290   $ 12,163,601    ($ 7,828,203)   $ 2,121,233    $ 6,470,921

   Compensation expense for options
      granted to employees and consultants           320,000       320        550,651              --             --        550,971

   Series C/Series E Preferred Stock Issued               --        --             --              --    $ 1,500,000      1,500,000

   Shares issued on the conversion
      of Series C Preferred Stock                  2,041,288     2,041      2,585,959              --     (2,588,000)            --

   Shares sold in private placement                1,529,999     1,530      1,910,970              --             --      1,912,500

   Fund raising expenses                                  --        --       (207,922)             --             --       (207,922)

   Warrants converted                                613,688       614        843,207              --             --        843,821

   Imputed interest for Series
      C/Series E Preferred                                --        --             --           8,236         (8,236)            --

   Net loss for the period ended
      December 31, 1996                                   --        --             --      (4,631,905)            --     (4,631,905)
                                                  ----------   -------   ------------    ------------    -----------    -----------
Balance as of December 31, 1996                   18,795,488   $18,795   $ 17,846,466    ($12,451,872)   $ 1,024,997    $ 6,438,386
                                                  ==========   =======   ============    ============    ===========    ===========



         See Accompanying Notes to the Consolidated Financial Statements

                                       F4

                              Consolidated Statements of Cash Flow
                        Increase (Decrease) in Cash and Cash Equivalents

                                                                                         For the Year Ended
                                                                               December 31,1997        December 31,1996
                                                                               ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                          ($5,170,091)           ($4,631,905)

Adjustments to reconcile net loss to net cash used by operations:
           Depreciation and amortization                                              216,764                214,995
           Loss on Repayment of Debt                                                        0                 53,000
           Issuance of shares to employees                                            125,413                550,971
              and consultants
           Loss on Sale of Subsidiary                                                   9,041                     --
                                                                                  -----------            -----------
Changes in Assets and Liabilities:
           Increase in receivables                                                   (167,375)                48,239
           Increase in inventories                                                    (38,650)              (173,910)
           Increase in prepaid expenses                                              (154,590)              (111,297)
           Increase in accounts payable                                               735,131               (166,614)
                                                                                  -----------            -----------
                   and accrued expenses

Net Cash Used for operations                                                       (4,444,357)            (4,216,521)
                                                                                  -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital Expenditures and leasehold improvements                           (459,977)              (823,230)
           Increase in rights and blueprints                                          (29,465)               (58,439)
           Increase Patents Pending                                                   (81,691)                    --
           Borrowings from related parties                                           (123,875)                    --
           Decrease in deposits and deferred assets                                  (158,978)                (8,587)
           Increase in accrued sales taxes payable                                   (130,103)               (98,834)

Net Cash Used for investing activities                                               (984,089)              (989,090)
                                                                                  -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from loans                                                             --              3,000,000
           Proceeds from related party loans                                          150,000                     --
           Repayment of loans payable                                                (149,409)            (1,690,624)
           Proceeds from issuance of common and                                     5,030,940              4,256,321
                preferred stock and the excercise of warrants
           Cost of Debt Financing                                                     163,693               (250,107)
           Equity Fundraising costs                                                  (338,616)              (207,922)
                                                                                  -----------            -----------

Net cash provided by financing activities                                           4,856,608              5,107,668
                                                                                  -----------            -----------

Net decrease in cash and cash equivalents                                            (571,838)               (97,943)

Cash and cash equivalents, beginning of year                                          579,488                677,431
                                                                                  -----------            -----------

Cash and cash equivalents, end of year                                            $     7,650            $   579,488
                                                                                  ===========            ===========

        See Accompanying Notes to the Consolidated Financial Statements.


                                       F5

F11

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

The Company has suffered recurring losses from operations and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's explanation and plans to address this issue are as follows:

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

The Company regards the formulations of its products to be proprietary and has filed for a patent covering the formulation and production process for its primary liquid nutritional product, "WinLac(TM)". The Company has also trademarked its Company name, its liquid nutritional product names as well as "Peel and Drink(TM)" and "The Nutritional Difference(TM)". There can be no assurances that any patent will be issued. Currently, the Company exerts substantial efforts to protect trade secrets and to keep formulas and related process know-how confidential. Currently, the Company requires each of its employees to sign


                                       F6
confidentiality   agreements  as  a  condition  of  employment  to  protect  its formulations and production know-how. However, there can be no assurances that the Company will be successful in these efforts.

2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Crown Laboratories, Inc. and its wholly-owned subsidiary, Crown Russia OOO. The Company transferred ownership of 100% of the Common Stock of Crown Russia OOO effective during the third quarter of 1997. Note 16. All intercompany balances have been eliminated in consolidation.

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

Revenue Recognition

The Company records sales upon shipment of product to its customers which is concurrent with the transfer of title. Sales of $189,070 were recorded in 1997. The Company has sold, through its subsidiary, product to Eastern European customers.

Concentration of Credit Risks

Substantially all of the Company's dry mix products sales have been to foreign customers.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less at the date of purchase.

Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method.

Property and Equipment/Machinery Rights and Blueprints

Property and equipment are stated at historical cost. Depreciation and amortization are recorded using the straight line method over the estimated useful lives of assets which range from 5 to 15 years. Recently acquired equipment and improvements for the liquid products production facility will not be depreciated until production begins. The Company only capitalizes those costs directly related to the equipment and external costs for installation and has not capitalized any management, executive or overhead costs except for certain legal expenses related to machinery rights, blueprints and patents pending. Such costs are charged to expense as they are incurred.

During 1995, the Company obtained the rights and blueprints to its aseptic filler machine from the German bankruptcy court. Costs incurred to obtain intangible liquid products machinery rights and blueprints are capitalized and will be amortized over the same life as the underlying liquid products equipment.



                                       F7

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the use of the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB No. 25") "Accounting for Stock Issued to
Employees". Under APB No. 25, the Company values its compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting.

In 1996, the Company adopted for footnote disclosure purposes Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Financial Instruments

The carrying amount for cash and cash equivalents reported in the balance sheet approximates fair value. The fair value of long-term debt based on the current rates at which the Company could borrow funds with similar maturities, approximates its carrying value as of December 31, 1997.

Reclassification

Certain reclassifications have been made to the December 31, 1996, financial statements to conform with the current year presentation.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently. During the year ended December 31, 1997, the Company provided no reserves of assets for disposal.

New Accounting Pronouncements

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any effect on its financial position or results of operations. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires



                                       F8
that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any effect on its financial position or results of operations; however, disclosures with respect to the aforementioned items may be increased.

Net Loss Per Common Share

Statements of Financial Accounting Standards No. 128, "Earnings per Share" issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

3.   Debt

The Company obtained debt financing from Finova Capital Corporation ("FINOVA") that provides for a term loan of $3 million which increases to $4.5 million when the Company secures commitments for $7 million of sales. The loan calls for interest-only payments over the course of the first six months with the loan fully amortizing over the remaining 54 months. The interest rate of 11.93% which was fixed at the time of closing, was 561 basis points higher than the 5 year treasury note rate at the time of closing. The loan agreement contains certain covenants and ratios that must be maintained. Specifically, the Company is required to maintain a minimum tangible net worth of $5 million, a senior debt to tangible net worth ratio of 1 to 1, and a cash flow ratio of 2 to 1. The first two covenants are effective with the closing of the loan while the cash flow ratio is effective as of December 31, 1997. The proceeds of the loan were used to pay off existing debt, trade payables and provide working capital funds. Additionally, as part of the loan agreement, the Company issued 300,000 five year warrants to purchase shares of the Company's Common Stock at the closing market price of the shares on the date of closing. For accounting purposes, these warrants were deemed to have been issued at fair market value.

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

From the proceeds of the loan, the Company paid off its loans with First Security Bank of Nevada (secured term loan and Small Business Administration loan), its lease with G.E. Capital Corporation financing its aseptic processor, its telephone system lease, and its fork lift and pallet lift leases. The Company paid a pre-payment penalty on its lease with G.E. Capital Corporation of $53,983, which was expensed during 1996 and included in "Other Income/(Expense)" in the consolidated statements of operations.

The Company's debt repayments were delinquent by $45,719 as of December 31, 1997. The Company subsequently paid the late payments and is current on the loan. The Company was in violation of certain of its loan covenants. Finova, however, has subsequently waived the covenants and modified its loan agreement. In consideration for the waiver and modifications the Company issued to Finova warrants to purchase an additional 400,000 shares of Company stock at $.375 per share. The warrants expire August 16, 2001.



                                       F9

Annual principal payments for future years ending December 31 are as follows:

                 Year                      Principal Due
                 ----                      -------------
                 1998                       $   630,219
                 1999                           659,192
                 2000                           742,279
                 2001                           617,489
                                            -----------
                                            $ 2,649,178
                 Less:  current portion         630,219
                                            -----------
                                            $ 2,018,959
                                            ===========

4.   Income Taxes

The Company has operated at a loss since inception and has a net operating loss carry-forward of approximately ($13,500,000) as of December 31, 1997. The Company is researching the availability of such net operating losses to the Company. The availability of all loss carry-forwards to offset U.S. taxable income may be limited as a result of changes in shareholders and certain elections made by the Company. For accounting purposes, the Company has provided a full valuation allowance for these loss carry-forwards and has not established a deferred tax asset.

5.   Management Employment and Consulting Contracts

The Company has an obligation to make minimum cash payments for management employment contracts of $525,000 for 1998, $525,000 for 1999, $525,000 for 2000,
$465,000 for 2001, and $372,000 for 2002.

During 1995, 411,000 options were issued to consultants for services rendered. These options expire 5 years from, November 13, 1995, the date of grant. All options were granted at exercise prices that were equal to or greater than 85% of the market price of the Company's shares at the time of grant.

Additionally in 1995, the Company issued stock to two employees (total of 40,000 shares) vesting 40%, two years after the date of their employment, and 60% five years after date of their employment. Also in 1995, the Company issued an additional 141,000 options to employees at an exercise price which was based upon an 85% discount to the market price at the time of grant. Vesting of these options will occur 40%, two years after the date of their employment and 60%, five years after date of their employment. Salary expense for these options is being accrued over the life of the vesting schedules. During 1996, the Company recognized compensation expense of $182,221 and recorded a corresponding increase to additional paid-in-capital.

In 1996, the Company issued stock to two employees (total of 40,000 shares) which vest 40% two years after the date of their employment and 60%, five years after the date of their employment. During 1996, 180,000 shares of Common Stock was also issued to Dr. Kouri (refer to Note 12). Also in 1996, the Company issued an additional 210,000 options to employees at an exercise price which was based upon 85% discount to the market price at the time of grant. Vesting of these options will occur 40%, two years after the date of their employment and 60%, five years after their date of employment. Salary expense for these options is being accrued over the life of the vesting schedules. During 1996, 50,000 options were issued to consultants for services rendered. These options expire 3 years from the dates of grant, June 6, 1996 and October 28, 1996.

6.   1992 Stock Option Plan

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



                                      F10

Options are not transferable under the Plan and terminate within specified periods of time after termination of an optionee's employment.

On November 18, 1993, options to purchase 2,100,000 shares of the Company's Common Stock were granted to the Company's employees. The schedule below outlines the amount of options outstanding as of December 31, 1997. These options have an exercise price of $1.275 and are fully vested. All 1,834,967 options expire in 2003.

                  Name                      Number of Options Granted
                  ----                      -------------------------
                  Craig Nash                         768,028
                  Scott Nash                         768,029
                  Other Employees                    298,910
                                                   ---------
Total Employee Stock Option Plan Options
     Remaining from 1992 Plan                      1,834,967
                                                   =========

7.   1997 Stock Option Plan

On August 21, 1997 the Board unanimously adopted the Company's 1997 Incentive Plan subject to shareholder approval. On October 7, 1997, the shareholders approved the Company's 1997 Plan. Under the plan, 5,000,000 shares will be available for the grant of options and awards to eligible individuals. The 1997 Plan also provides for the non-discretionary grant of 50,000 options each year to each non-employee Director who becomes a member of the Board after September 16, 1997. The Company's current 1992 Plan authorizing the issuance of 2,100,000 shares of common stock in respect of option grants has been terminated except to the extent of 1,834,967 grants of options were made thereunder. The remainder of the authorized shares of common stock under the 1992 plan, outlined above, 265,033 has been terminated.

8.   Other Stock Options and Warrants

During 1996, the Company granted the following options to purchase 854,110 shares of its Common Stock (in addition to those in the 1992 stock option plan). Outstanding options and vested options as of December 31, 1996, are summarized below at the following exercise prices:

                                                                          # shares subject to    dates of
                                                                                forfeiture       vesting
                                                                                ----------       -------
 30,000        shares at $0.225   per share through June 1999                       -0-           Vested
 50,000        shares at $0.225   per share through August 2006                    50,000       8/96-8/99
140,000        shares at $0.250   per share through June 2006                     120,000       3/96-6/01
150,000        shares at $1.44    per share through August 1999                   150,000       8/96-6/98
 50,000        shares at $1.4375  per share through August 2001                     -0-           Vested
300,000        shares at $1.4375  per share through December 2001                   -0-           Vested
 24,110        shares at $1.625   per share through June 1998                       -0-           Vested
 40,000        shares at $1.75    per share through September 1999                  -0-          see below
 50,000        shares at $2.00    per share through July 2001                       -0-           Vested
 20,000        shares at $2.40    per share through October 1999                    -0-           Vested

The options to purchase 40,000 shares of Common Stock at $1.75 per share has been granted to Arthur Berkowitz for his efforts in the establishment of a marketing consulting agreement for the Company. These options (20,000 of which will vest immediately with the remaining vesting based upon the signing of a marketing agreement) expire on September 24, 1999.



                                      F11

During 1997, the Company granted the following options to purchase 1,889,000 shares of its Common Stock (in addition to those in the 1992 Stock Option Plan and outstanding options as of December 31, 1997, summarized below) at the following exercise prices:

                                                                     # shares subject to   dates of
                                                                          forfeiture      vesting
                                                                          ----------       -------
100,000     shares at $0.25   per share through February 2007               90,000         2/97-2/02
100,000     shares at $0.25   per share through April 2004                  77,500         4/97-4/99
130,000     shares at $0.25   per share through November 2007              130,000        2/99-11/02
200,000     shares at $0.15   per share through January 2004               100,000         9/97-1/99
125,000     shares at $1.01   per share through April 2007                 125,000         4/99-4/02
200,000     shares at $0.938  per share through October 2007               100,000       10/97-10/99
734,000     shares at $1.25   per share through June 2002                      -0-          Vested
300,000     shares at $0.688  per share through November 2002                  -0-          Vested

In connection with the private placements of 1,547,975 shares of the Company's Common Stock in November 1994 and an additional 1,196,125 shares of the Company's Common Stock in 1995, the Company issued warrants to acquire 877,500 shares and 598,063 shares, respectively, of the Company's Common Stock at an exercise price of $3.00 per share. The Company has the right to call such warrants at a call price of $.10 per warrant if, at any time, the current market price of the Company's Common Stock has been at least $4.00 per share for 30 consecutive days, ending within 15 days of the notice of such call. All unexercised and uncalled warrants have expired from December 31, 1996 to April 1997 depending on the date of investment. On February 15, 1996, the Company offered the holders of its warrants (issued in conjunction with private placements in 1994 and 1995), the opportunity to lower the exercise price of the warrants from $3.00 to $1.375 per share provided that they exercise at least 60% of their holdings. The expiration date of the remaining warrants, if any, would be extended for one year at the same exercise prices. This offer was extended on March 12, 1996 until March 28, 1996. A total of 613,688 warrants representing $843,821 were exercised.

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

9.   Stock Option and Incentive Plan

The Company has stock option plans and other arrangements currently in effect under which future grants of stock options may be issued to executives, key employees, and directors. Refer to Notes 5 and 6. The Company has adopted the disclosure of provisions of SFAS No. 123 and is continuing to recognize compensation expense using the intrinsic value method under APB No. 25 as discussed in Note 2. Had compensation expense for the Company's stock options been determined based on the fair market value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net loss and primary loss per common share would have been as follows:

                                                                 1997                       1996
                                                                 ----                       ----
Net Loss:                                   as reported       ($5,179,132)              ($4,631,905)
Net Loss:                                   pro forma         ($5,919,000)              ($4,636,621)
Primary loss per Common Share:              as reported       ($0.24)                   ($0.27)
Primary loss per Common Share:              pro forma         ($0.31)                   ($0.27)



                                      F12

This pro forma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of the grant using a number of factors that resulted in a net value of approximately 60% of the stock price on the grant date.

                                         Number of            Weighted Average
                                          shares              Exercise Price
                                          ------              --------------
Outstanding at December 31, 1994         2,209,967                 1.31
Granted                                    421,834                 1.69
Exercised                                     -                      -
Forfeited                                     -                      -
                                         ---------

Outstanding at December 31, 1995         2,631,801                 1.40
Granted                                    360,000                 1.50
Exercised                                     -                      -
Forfeited                                 (262,500)                1.50
                                         ---------

Outstanding at December 31,1996          2,729,301                 1.43
Granted                                    675,000                 0.85
Exercised                                     -                      -
Forfeited                                 (260,000)                0.90
                                         ---------

Outstanding at December 31, 1997         3,144,301                 1.25
                                         =========

10.  Preferred Stock and Potential Anti-Takeover Rights

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

On July 31, 1996, the Company raised $1 million through the sale of its Series E Preferred Stock to a "Regulation S" investor. The Series E Preferred Stock imputes an average effective interest rate of 6% which is payable in shares of the Company's Common Stock on the "Dividend Dates" (These Dividend Dates have been waived). The Series E Preferred Stock is convertible into common shares at a rate equal to 10,000 divided by the market value of the Common Stock adjusted by a discount factor which ranges from 15% to 31% depending on the time the shares are held from the issuance date (the longer the stock is held, the deeper the discount, unless the Common Stock price falls below $0.75, in which case the discount no longer applies). Under this conversion formula, as the Common Stock price drops, the number of common shares into which Series E Preferred Stock is convertible grows. The number is not subject to a


                                      F13
ceiling. As of December 31, 1996, there was $1,000,000 in Series E Preferred Stock outstanding. On March 3, 1997, the Regulation S investor notified the Company of its intention to convert its Series E Preferred Stock into shares of the Company's Common Stock. Under the conversion formula for the Series E Preferred Stock, the Regulation S investor was issued 1,018,424 shares of the Company's Common Stock on March 7, 1997.

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

11.  Equity

During 1995, the Company raised approximately $2.4 million in additional common equity financing through a private placement which is reflected in the accompanying financial statements. Each unit was purchased for $50,000. A unit consisted of 25,000 shares of Common Stock and warrants to purchase 12,500 shares of Common Stock for $3 per share. The warrants expired two years from the date of investment. Fractional units have also been sold. In addition, the Company issued to the Placement Agent and brokers 2,500 options to acquire shares of the Company's Common Stock at a price of $2.40 per share for each unit sold. These options expire five years from the date of issuance.

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

On August 7, 1997, the Company commenced a private offering of up to 5,000,000 shares of its common stock at a price of $.70 per share. The offering was made pursuant to the exemption for a private placement under Section 4(2) of the Securities Act of 1933, as amended. During August - October 31, 1997, the Company sold a total of 1,338,273 shares of Common Stock, for an aggregate purchase price of $736,050. The Common Stock was sold to 14 accredited investors. The Company's private offering concluded on October 31, 1997.

On September 29, 1997, the holder of the Company's Series E Preferred Stock converted 90 shares of this series into 1,600,000 shares of Common Stock. In turn, the holder sold these shares of Common Stock privately and then acquired, in a Regulation S offering, 1,285,715 shares of Common Stock from the


                                      F14

Company. The shares of Common Stock were sold by the Company at $.70 per share for an aggregate of $900,000. There are currently outstanding 172.5 shares of Series E Preferred Stock.

On September 29, 1997, the Company raised $500,000 in a Regulation S sale of prepaid, mandatory exercisable warrants to purchase Common Stock to a new investor. The warrants may be exercised in whole or in part in amounts over $10,000 of the principal amount of the warrants, at any time, until expiration on September 28, 1999. The exercise price for each share of Common Stock shall be equal to the lower of (x) 80% of the average closing price of the Common Stock for the one business day immediately preceding the issue date of the warrant or (y) 80% of the average closing price of the Common Stock for the one business day immediately preceding the date of receipt by the Company of the notice of exercise, as reported on the principal stock exchange on which the Company's Common Stock is traded. At the present time no shares of Common Stock have been issued under this arrangement.

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

During 1996 and 1997, the Company incurred $207,922 and $269,212, respectively, of costs relating to issuances of stock. These costs have been accounted for as a reduction of Additional Paid-in Capital.

Please refer to Note 8 for a summary of options and warrants outstanding.

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

13.  Commitments and Contingencies

The Company has entered into a five year lease for its Las Vegas manufacturing facility (with an option to renew the lease for an additional five year period), which requires monthly payments of $26,576 subject to annual inflation escalations which commenced in September 1996. During 1997 and 1996, the Company paid $318,912 and $311,946 in lease payments for the building. The Company had obtained a twelve month option to purchase its current manufacturing facility for $3,185,000 which expired on December 31, 1997. Currently there are no plans to renew the option.

The Company also has a year to year office space lease in New York City which requires monthly payments of $3,090, subject to annual inflation escalation. During 1997, the Company paid $33,410 in lease payments for this space.

*On July 25, 1997, the Company entered into an operating lease for equipment to be used for the manufacturing of other nutritional products at its production facility in Las Vegas, Nevada. Under the terms of the operating lease, $550,800, together with interest thereon, is payable monthly over a 60-month term at $6,502 per month from the first 24 months, escalating to $15,000 per month thereafter. The remaining portion under the lease, $367,200, is payable at the end of the 60-month term. The Company


                                      F15
has an option to prepay the financed amount in full or in part without penalty, and has an option to purchase the equipment at the end of the 60-month term, at a price equal to the then fair market value of the equipment.

In connection with the financing of the equipment, the Company granted 734,000 options to the lessor of the equipment exercisable at an exercise price of $1.25 per share, subject to adjustments. These options may be exercised in whole, but not in part, at any time by the lessor, and are subject to mandatory exercise under certain circumstances. During 1997, the Company paid $19,607 in lease payments for the equipment.

At December 31, 1997, the Company was delinquent in paying its payroll taxes amounting to approximately $206,480. Through April 9, 1998, the Company has not paid this liability or any additional payroll tax liabilities for 1998. The Company has not been assessed any penalties related to the failure to pay its payroll obligations to date.

The Company is also negotiating with other various parties to enter into consulting arrangements. The Company will compensate consultants either in cash, shares of Common Stock, or a combination thereof. To the extent the fair market value of options issued for services rendered exceeds exercise prices, the Company is required to recognize compensation expense.

Future minimum payments due under non-canceled lease arrangements are as follows:

      Year Ending    Facility and Office
      December 31,         Leases              Equipment              Total
      ------------         ------              ---------              -----

        1998               $357,174            $ 37,080             $  394,254
        1999                367,886              38,192                406,078
        2000                381,468              39,337                420,805
                         ----------            --------             ----------
                         $1,106,528            $114,609             $1,221,137
                         ==========            ========             ==========

14.  Supplemental Consolidated Statements of Cash Flow Information

The following information supplements the consolidated statements of cash flow for the years ended December 31, 1997 and 1996.
                                                       1997             1996
                                                       ----             ----
Interest Paid                                         $345,111        $238,851
Assets acquired through capital lease financing         -0-            $29,755

During 1997 and 1996, the Company issued 316 and 320 common stock shares for services.

15.  Legal Proceedings

The Company is subject to normal business litigation and claims concerning products and services rendered to the Company. The Company believes that the outcome of such lawsuits, claims and other legal matters will not have a material impact on the Company's consolidated financial position.

In addition to normal business litigation, the Company is involved in the following litigation:

Crown V. Rolfenade et al., was filed by the Company, in March 1995, and subsequently amended to incorporate all of the defendants "alter egos" in September 1995. The action is for breach of contract, misrepresentation, fraud, and alter ego. Rolfenade warranted that the packaging machine would be in compliance with F.D.A. requirements. The packaging machine was not in compliance with the applicable


                                      F16
regulations, and the Company has made substantial modifications to the filler to bring it into compliance. The Company has served all defendants under the Hague Convention. Other defendants named in the suit filed a Motion to Quash Service, which was lost. Their appeal to the Nevada Supreme Court was denied. They have since filed an answer. The Company cannot predict the outcome of its claims. In January 1998, an order was filed in the District Court Clark County Nevada granting a motion for Partial Summary Judgment in favor of Crown Laboratories against International Packaging and Processing Systems, Inc., and Karl Fabricius. The motion included specific findings of misrepresentation, fraud and alter ego. The award in favor of Crown was for $21,664,323 plus costs and attorneys fees. Since that time, the Company has been evaluating the award and trying to determine how much, if anything, the Company is likely to recover. Presently, the Company cannot predict the ultimate collectibility of its claims.

16.  Related Party Transactions

Effective during the third quarter, the Company entered into an agreement regarding a reorganization of its corporate structure, under which the Company transferred ownership of 100% of the common stock of Crown Russia OOO, its wholly-owned subsidiary ("Crown Russia"), to Yelena Nash in exchange for payment of $15,000, adjusted to $37,825, by Yelena Nash. At the same time, the Company and Crown Russia entered into a ten-year distribution and sales agreement (the "Distribution Agreement"), under which Crown Russia will become the exclusive distribution, marketing and sales company for the Company's nutritional products in Russia and other Central and Eastern European countries and Crown USA agrees to pay Crown Russia all reasonable expenses approved by the Board to develop this customer for a period of three to five years. Yelena Nash is a Russian citizen and the wife of Craig E. Nash, the Company's Chairman of the Board of Directors and Chief Executive Officer. Mrs. Nash is also a significant shareholder of the Company. Under the terms of the Distribution Agreement, Yelena Nash will receive a 10% commission on sales of the Company's products to Crown Russia, exclusive of promotional or marketing costs, after the Company has received payment for such sales. The Distribution Agreement contains certain provisions restricting the right of Yelena Nash to transfer her interest in Crown Russia to a third party. The Distribution Agreement is subject to automatic renewal for ten-year periods under certain circumstances.

Under the terms of the agreement to transfer ownership of Crown Russia, Yelena Nash was required to pay an initial $1,000 payment of the $15,000 sale price which has subsequently been adjusted to $37,825. The initial payment was made on March 16, 1998. The balance, plus interest at 2% above prime accrued monthly, may be paid over the ensuing 24 months from commissions earned from product sales.

The Company has the option to evaluate this business venture and determine whether it continues to be of benefit to its shareholders.

Fiscal year 1997 sales, amounts due to and from, expenses, and results of the sale of the Russian subsidiary are as follows, after eliminating intercompany transactions: The Company sold $33,732 worth of its products to a non-affiliated customer in Russia, and $131,279 of its products to New Crown Russia as part of, and subsequent to the sale of the subsidiary on June 1, 1997. Total combined sales to Russia were $165,011 for 1997. Included in accounts receivable at December 31, 1997 was $105,461 due from New Crown Russia. The sale of the subsidiary and its assets as of June 1, 1997 resulted in a loss of $9,041, with the amount due from Yelena Nash of $37,825, reflected in related party notes receivable. The expenses incurred and accrued in 1997 for development of the Russian market were $181,078.

The Board of Directors formed a special committee of outside directors (the "Crown Russia" committee) to oversee the Company's relationship with Crown Russia, including reviewing all transactions and recommending to the Board for approval of all transactions between the Company and Crown Russia. The members of the special committee are Arthur M. Berkowitz, Lee A. Hooker and Dr. Linda Carrick.



                                      F17

During the past two years, Craig Nash established a physical presence in New York City in order to manage the emerging company marketplace affairs of the Company, certain marketing activities, and engage in extensive fundraising activities on behalf of the Company. The cost of living in New York City is substantially greater than that of Las Vegas, Nevada. Consequently, the Company loaned Mr. Nash $77,183 in order to cover certain expenses personally incurred by Mr. Nash during 1997 while carrying out his duties on behalf of the Company. The loan rate is 9% annually and the loan is unsecured and due and payable on or before December 31, 1998. The Company also loaned Scott Nash $8,867. The loan rate is 9% annually and the loan amount is unsecured and due and payable on or before December 31, 1998.

On September 1, 1997, the Company borrowed $100,000 from Christopher Demetree, a director of the Company, in order to meet short term working capital needs. The loan rate is 9% annually and is due and payable on July 30, 1998, and is unsecured. The Company issued 100,000 warrants at 110% of the market. The warrants are valid for three years with certain registration rights.

On December 5, 1997, the Company borrowed $50,000 from Vincent Casella, a former director of the Company in order to meet short term working capital needs. The loan rate is 8% annually, is due and payable June 5, 1998, and is unsecured. The Company issued 50,000 warrants for Crown Common Stock exercisable at $2.50 per warrant. The warrants are valid for three years with certain registration rights.

17.  Subsequent Events

Subsequent to December 31, 1997, the following events occurred:

The Company was in arrears $45,719 as of December 31, 1997. The Company has subsequently paid the late payments and is current on the loan. The Company was in violation of certain of its loan covenants. Finova, however, has subsequently waived the covenants and modified its loan agreement. In consideration for the waiver and modifications the Company issued to Finova warrants to purchase an additional 400,000 shares of Company stock at $.375 per share. The warrants expire August 16, 2001.

On January 5, 1998, the Company raised $150,000 in a Regulation S sale of prepaid, mandatory exercisable warrants to purchase Common Stock in two offshore investors who held similar warrants. The new warrants may be exercised in whole amounts over $10,000 of the principal amount of the warrants, at any time, until expiration on September 28, 1999. The exercise price for each share of Common Stock shall be equal to the lower of (x) 80% of the average closing price of the Common Stock for the one business day immediately preceding the issue date of the warrant or (y) 80% of the average closing price of the Common Stock for the one business day immediately preceding the date of receipt by the Company of the notice of exercise, as reported on the principal stock exchange on which the Company's Common Stock is traded.

On January 28, 1998, the Company borrowed $43,000 from Herbert Altman, a director of the Company. The loan rate is 9% , is due and payable on May 27, 1998. Warrant coverage is 43,000 warrants at 110% of market. The warrants expire on June 15, 2001. Additionally, the expiration date on 200,000 warrants issued prior to becoming a Director was extended from September 4, 1999 to September 4, 2004.

On February 9, 1998, the Company borrowed $30,000 from Lee Hooker, a director. The loan rate is 9% per annum. The original note due date has been extended to June 15, 1998. Warrant coverage is 30,000 warrants at 110% of the market price of $.25 at the date of grant. The warrants expire in three years.

On February 13, 1998, and February 17, 1998, the Company received $30,000 from UFH Endowment Ltd. and $30,000 from Austost Antalt Schaan, respectively from the sale of Regulation S Prepaid Mandatory Exercisable Warrants which were convertible at a discount to the market at the time of conversion.



                                      F18

On February 25, 1998, the Company borrowed $120,000 from Herbert Altman, a director of the Company. The loan rate is 9%, is due and payable on March 24, 1998 and is unsecured. The note has been extended until June 15, 1998. Warrant coverage is 120,000 warrants at 110% of market on May 25, 1998. The warrants are valid for three years.

On March 18, 1998, the Company borrowed $20,000, $15,000 and $14,000 from three directors, Lee Hooker, Herbert Altman and Arthur Berkowitz, respectively. The loan rate is 9% per annum, is due and payable on April 14, 1998, and has been extended until June 15, 1998, and has 100% warrant coverage for the loans at 110% of market on March 18, 1998. The warrants are valid for three years.

On March 20, and March 27, 1998, the Company borrowed $100,000 and $250,000, respectively from Pelican Partners V, a Pennsylvania Partnership. Art Berkowitz, a director, advanced $50,000 of the above loan and is therefore allocated 50,000 of the 350,000 warrants. The loan is due and payable no later than July 20 and July 27, 1998, respectively. The rate is 10% per annum and is secured by a second lien position on certain Company equipment. The loan has warrant coverage, 350,000 warrants at 110% of the last price quoted on March 20 and March 27, 1998, respectively. The warrants expire in three years.

On April 3, 1998, the Company borrowed $25,000 from Joseph Furst, a shareholder. The loan rate is 10% per annum and is due and payable on the earlier of 120 days or upon the funding of bridge loan financing. Warrant coverage is 25,000 warrants at 110% of the market price of $.375 on April 4, 1998. The warrants are valid for three years.

On April 7, 1998, the Company reached an agreement with EWE Trust Number 1, the lessor of certain production equipment, such that the Company will provide a waiver of default to the EWE Trust for having gone outside the agreement and pledged the assets in return for a six month loan of $77,000 at 9% interest. Warrant coverage will be 77,000 warrants at 110% of Crown's Common Stock closing price on April 3, 1998. The warrants expire in three years. The proceeds of the $77,000 was disbursed as follows: Past due payments, to EWE Trust No. 1 as of December 31, 1997, and as of April 7, 1998 were $6,502 and $19,506, respectively. Four payments, through August 1998, were prepaid for a total of $26,008 and $25,000 was advanced to the Company. Craig Nash, the Chief Executive Officer of Crown, will personally guarantee $25,000 of the $77,000 loan. Mr. Nash received no compensation for the risks of such commitment.

Additionally, the amount of warrants under the Option Agreement may under certain circumstances, if not converted, increase up to 1,932,632 warrants. Secondly, the exercise price of the warrants was reduced to $0.56 per warrant subject to the Company having a first right of refusal to repurchase the warrants within a 15 day notice period. The mandatory conversion price would move from $3.50 to $0.85, and would be subject to mandatory exercise if the price remained at $0.85 for seven consecutive days. The Company also has the right to repay the principal amount of the lease of $918,000 and reclaim up to 1,080,000 warrants or allow the market to absorb the then registered shares such that the Trust recoups its original investment of $918,000 and retains any additional shares as the result of issuing more lower price stock so that the original investment is recoupled by the Trust, within a six month period, as if the amount was repaid at a minimum of $0.86 per share.

On April 21, 1998, the Company borrowed $32,000 from Herbert Altman, a director of the Company. The loan rate is 9% and is due and payable on May 24, 1998, and is unsecured. The Company issued 32,000 warrants at 110% of the market. The warrants are valid for three years with certain registration rights. The note has been extended until June 15, 1998.

On May 4, 1998, the Company borrowed $14,000 from Joseph C. Avitabile, a shareholder. The loan rate is 9% per annum and is due on or before July 30, 1998. The Company will issue 14,000 warrants for the loan at 110% of the market price on May 4, 1998, of $.20. The warrants expire three years from May 4, 1998.



                                      F19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Crown Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Crown Laboratories, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Laboratories, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    s/ BDO Seidman, LLP
                                                    ----------------------------
                                                       BDO SEIDMAN,  LLP

April 9, 1998 (except for Note 17
for which the date is May 4, 1998)





                                      F20