Form 10QSB
period 1998-03-31
CROWN LABORATORIES INC /DE/
filed 1998-06-15
CIK 847385

FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1998

                                       or

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


Indicate by a check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the registrant's only class of common stock as of March 31, 1998

Common Stock, $.001 par value:  25,106,060

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

Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ materially from those projected or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, (i) the anticipated growth of the Company's revenues from development, manufacture and sale of the Company's products, (ii) the anticipated expansion of the Company's international activities, (iii) the impact of competitive products and pricing, (iv) approval of the Company's products and manufacturing equipment by government agencies such as the United States Food and Drug Administration, (v) the availability and terms of financing from other financing sources to fund the Company's operating losses, the willingness of existing creditors to continue to forbear from enforcing available rights and remedies and to grant additional waivers of potential defaults. In the absence of long-term financial support, there can be no assurance that additional financing can be obtained from conventional sources. Management is exploring alternatives that include seeking strategic investors, lenders and/or technology partners or pursuing other transactions that could result in substantial dilution to management and existing shareholders. There can be no assurance that management efforts in this regard will be successful. Management believes that despite the financial hurdles and funding uncertainties going forward, it has a business plan that, if successfully funded and executed can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success. If negotiations with its vendors, landlord and lenders are not successful and alternative financing sources are not available, the Company may face the loss of key personnel, cessation of shipping goods, its equipment and its plant. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statement contained herein, and (vi) other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein or to reflect future events or developments.

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

The Company had sales of $24,635 of liquid nutritional products for the quarter ended on March 31, 1998. THE COMPANY HAS NOW COMMENCED COMMERCIAL PRODUCTION OF ITS LIQUID NUTRITIONAL PRODUCTS. CONSEQUENTLY, DEPRECIATION AND AMORTIZATION CHARGES, RELATED TO THE LIQUID NUTRITIONAL MACHINERY, BLUEPRINTS AND RIGHTS TO ITS FILLING MACHINE AND CERTAIN OTHER PARTS AND EQUIPMENT, FOR THE QUARTER ENDING MARCH 31, 1998, INCREASED TO $187,572 VS. $60,071, RELATED ONLY TO DRY MIX PRODUCTION, FOR THE FIRST QUARTER ENDING MARCH 31, 1997. For the three month period ended March 31, 1998, the Company incurred losses of ($1,185,375) vs. ($921,504) in the same period in 1997. The Company has incurred losses associated with additional salary expense as a result of additions to staff, other operating expenses such as principal payments on the Finova loan of $127,000 during first quarter 1998 vs. $0.00 for first quarter 1997 and certain expenses charged to start-up costs in the engineering, design, and modifications to its facility, processes and formulations associated with the Company's entry into the market. The Company has incurred ($231,709) in research and development and start-up expenses for first quarter of 1998. For first quarter 1997 research and development and start-up expenses were $313,527. The accumulated consolidated deficit at March 31, 1998, was ($18,816,379) while shareholder's equity was $5,306,638.

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

Between January 5, 1998, and May 29, 1998, the Company entered in to a series of equity and short-term debt financing transactions designed to improve the Company's liquidity and financial flexibility.

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

On March 21, 1998, and May 1, 1998, the Company borrowed $8,245 and $3,500, respectively, from Christopher Demetree, a former director. The loans are unsecured and carry no interest rate. The loans are due and payable on renewable 30 day terms or upon funding of bridge financing, whichever is the earlier.

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

On May 29, 1998 an individual investor loaned the Company $10,000. The loan is unsecured, bears interest of 9% annually and is due and payable by June 20, 1998. The Company will issue 20,000 Warrants priced at $0.275 each. The warrants are exercisable for two years. The Company will register the underlying shares in the next registration statement.

On April 1, 1998, the audit committee of the Board of Directors of Crown Laboratories, Inc., upon the recommendation of the management of the Company, voted (I) to dismiss the Company's independent public accountants, Arthur Andersen LLP, and (II) engage BDO Seidman LLP as the Company's independent public accountants for the year ended December 31, 1997.

The Company, for its most recent fiscal year, had not consulted with BDO Seidman LLP on any matter concerning either (I) the application of accounting principles to a completed or proposed transaction, or (II) the type of audit opinion that might be rendered on the Company's financial statement. Form 8K was filed by the Company on April 1, 1998 announcing the appointment of the new auditors.

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

Financial Condition

Working capital at March 31, 1998 was ($2,672,757) and was based on the financing the Company has secured. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

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

On May 13, 1998 the holders of the Company's Prepaid, Mandatory Exercisable Stock Purchase Warrants notified the Company that each holder converted $50,000 of these Prepaid Warrants into 333,333 shares of Crown Laboratories, Inc. Common Stock at a Conversion Price of $0.15. Following this conversion the holders will have $55,000 and $70,000 respectively in principal remaining from their respective original $250,000 Warrants.

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

                            Crown Laboratories, Inc.
                           Consolidated Balance Sheets

                     ASSETS                                                                 UNAUDITED           AUDITED
                                                                                          March 31, 1998   December 31, 1997
                                                                                          --------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                                  $25,579              $7,650
   Accounts Receivable                                                                        160,665             179,257
   Inventory
          Raw & Packaging Materials                                                           343,269             362,431
          Work in Process                                                                       7,882               7,882
          Finished Goods                                                                       46,406              26,241

   Prepaid expenses                                                                           260,853             310,396
   Related Party Notes                                                                        128,876             123,875
                                                                                          -----------         -----------
          Total current assets                                                                973,530           1,017,732

PROPERTY AND EQUIPMENT
   Leasehold improvements                                                                   1,281,721           1,281,721
   Machinery & Equipment                                                                    8,913,382           8,888,928
                                                                                          -----------         -----------
                                                                                           10,195,103          10,170,649
Accumulated Depreciation & Amortization                                                      (828,010)           (640,438)
                                                                                          -----------         -----------
     Net Property and Equipment                                                             9,367,093           9,530,211
MACHINERY RIGHTS & BLUEPRINTS                                                                 272,382             272,381
Patents Pending                                                                                88,464              81,691
DEPOSITS & DEFERRED ASSETS                                                                    303,401             331,722
                                                                                          -----------         -----------
     Total assets                                                                         $11,004,870         $11,233,737
                                                                                          ===========         ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt and capital lease liabilities                        $603,039            $630,219
   Related Party Notes                                                                       $742,000            $150,000
   Accounts payable and accrued expenses                                                    2,350,672           2,020,150
                                                                                          -----------          ----------
         Total current liabilities                                                          3,695,711           2,800,369

ACCRUED SALES TAX PAYABLE                                                                     141,098             158,186
LONG-TERM DEBT & CAPITAL LEASE LIABILITIES                                                  1,861,423           2,018,959

SHAREHOLDERS' EQUITY
   Preferred stock -- $10,000 par value;                                                    1,725,000           1,725,000
        5,000,000 shares authorized;
        172.5 shares outstanding in 1997 and 250 shares in 1996

   Common Stock -- $0.001 par value;
       50,000,000 shares authorized;
       25,106,060 and 18,795,488 shares outstanding
        in 1997 and 1996, respectively                                                         25,106              25,106
   Additional paid-in-capital                                                              22,819,689          22,583,899
   Accumulated deficit                                                                    (18,816,379)        (17,631,004)
   Treasury Stock                                                                            (446,778)           (446,778)
                                                                                         ------------         -----------
              Total shareholders' equity                                                    5,306,638           6,256,223

     Total liabilities and shareholders' equity                                           $11,004,870         $11,233,737
                                                                                          ===========         ===========


       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                    For the three months ended
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------
Net Sales                                              $24,635          $33,732

     Cost of Sales                                      (8,203)         (11,132)
                                                  ------------     ------------

Gross Profit                                            16,432           22,600

     Research & Development Start Up Costs             231,709          313,527
     General and Administrative Expenses               875,504          527,216
                                                  ------------     ------------

Loss From Operations                                (1,090,781)        (818,143)

     Other Income/(Expense)
          Other Expense                                (19,654)         (17,492)
          Interest expense                             (74,946)         (89,475)
          Interest income                                    7            3,606
                                                  ------------     ------------
Loss before income taxes                            (1,185,374)        (921,504)

     Income Tax Provision                                 --               --
                                                  ------------     ------------
Net Loss                                           ($1,185,374)       ($921,504)
                                                  ============     ============
NET LOSS PER SHARE                                      ($0.05)          ($0.05)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                         25,106,060       19,187,157
                                                  ============     ============


       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                        Statement of Shareholders Equity
                      For the Quarter ended March 31, 1998
                                    UNAUDITED

                                                   Shares of       Common     Additional      Accumulated
                                                    Common         Stock    Paid-in Capital     Deficit
Balance as of Dec. 31, 1997                      25,106,060        $25,106    $22,583,899    ($17,631,004)

     Compensation expense for options                  --             --           47,745            --
        granted to employees and consultants

     Series E Preferred Stock Issued                   --             --             --              --

     Shares issued on the conversion                   --             --             --              --
        of Series E Preferred Stock

     Fund raising expenses                             --             --          (21,956)           --

     Warrants Purchased                                --             --          210,000            --

     Imputed interest for Series C Preferred           --             --             --              --

     Net loss for the period ended                     --             --             --        (1,185,375)
        March 31, 1998

                                               ------------   ------------   ------------    ------------
Balance as of March 31, 1998                     25,106,060        $25,106    $22,819,688    ($18,816,379)
                                               ============   ============   ============    ============

                                                 Treasury        Preferred          Total
                                                   Stock           Stock
Balance as of Dec. 31, 1997                       ($446,778)     $1,725,000      $6,256,223

     Compensation expense for options                                  --            47,745
        granted to employees and consultants

     Series E Preferred Stock Issued                                   --              --

     Shares issued on the conversion                                   --              --
        of Series E Preferred Stock

     Fund raising expenses                                             --           (21,956)

     Warrants Purchased                                                --           210,000

     Imputed interest for Series C Preferred                           --              --

     Net loss for the period ended                                     --        (1,185,375)
        March 31, 1998

                                               ------------    ------------    ------------
Balance as of March 31, 1998                      ($446,778)     $1,725,000      $5,306,638
                                               ============    ============    ============

       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                      Consolidated Statements of Cash Flow
                                   (UNAUDITED)

                                                                    For the three months ended
                                                                   March 31, 1998  March 31, 1997
                                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                             ($1,185,374)     ($921,504)

Add/(deduct) items not impacting cash:
               Depreciation and amortization                             187,572         54,194
               Issuance of shares to employees and consultants            47,745         31,353
                                                                      ----------     ----------
Changes in Assets and Liabilities:
               (Increase)/Decrease in receivables                         18,592        (38,536)
               (Increase)/Decrease in inventories                         (1,003)        19,145
               (Increase)/Decrease in prepaid expenses                    49,543        (29,661)
               Increase/(Decrease) in accounts payable
                and accrued expenses                                     208,682       (123,034)
                                                                      ----------     ----------


Total Cash Generated from/(used for) operations                         (674,243)    (1,008,043)
                                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
               Capital Expenditures and leasehold improvements           (24,454)      (146,007)
               Increase in rights and blueprints                               0
               Increase Patents Pending                                   (6,773)
               Borrowings from related parties                             5,001
               (Increase)/Decrease in deposits and deferred assets        28,321          3,322
               Increase/(Decrease) in accrued sales taxes payable        (17,088)       (24,714)

Total cash (used in)/generated from investing activities                 (14,993)      (167,399)
                                                                      ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from related party loans                         592,000           --
               Repayment of loans payable                               (116,791)       (68,939)
               Proceeds from issuance of common and                      210,000      3,000,000
                    preferred stock and the excercise of warrants
               Cost of Debt Financing                                     21,956        (45,200)
               Repurchase of common shares                                  --             --

Total cash provided by/(used in) financing activities                    707,165      2,885,861
                                                                      ----------     ----------

     Net increase/(decrease) in cash and cash equivalents                 17,929      1,710,420

Cash and cash equivalents, beginning of period                             7,650        579,488
                                                                      ----------     ----------

Cash and cash equivalents, end of period                                 $25,579     $2,289,908
                                                                      ==========     ==========


       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.   Background of Organization

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

3.   Financing

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

On January 28, 1998, the Company borrowed $43,000 from Herbert Altman, a director of the Company. The loan rate is 9%, is due and payable on May 27, 1998. Warrant coverage is 43,000 warrants at 110% of market. The warrants expire on June 15, 2001. Additionally, the expiration date on 200,000 warrants issued prior to becoming a Director was extended from September 4, 1999 to September 4, 2004.

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

5.   Commitments and Contingencies

The Company was delinquent in paying its payroll taxes amounting to $110,642 for fourth quarter 1997, an additional $82,255 is owed for the first quarter 1998 for a combined total of $192,897. From March 31,1998 through May 31, 1998 the Company owes an additional $67,232 for a combined total due for 1997 through May 31, 1998 of $260,129. The Company has not been assessed any penalties related to the failure to pay its payroll tax obligations to date.

As of May 31, 1998, the Company is delinquent two payments to Finova, its fixed asset lender, for a total of $144,130 net including late charges, if any.

As of May 31, 1998, the Company is in arrears a total of $132,380 on its manufacturing facility rental payments.

6.   Subsequent Events

From April 1, 1998, through May 29, 1998, a total of 28,125 options expired. A total year to date of 331,787 options and warrants have expired.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CROWN LABORATORIES, INC.

Dated:  May 29, 1998                        By:  /s/ Craig E. Nash
                                                 ----------------------------
                                                 Craig E. Nash
                                                 Chief Executive Officer
                                                 Chairman, Board of Directors

                                            By:  /s/ Calvin T. Mathews
                                                 ----------------------------
                                                 Calvin T. Mathews
                                                 Chief Financial Officer