Form 10QSB
period 1998-06-30
CROWN LABORATORIES INC /DE/
filed 1998-08-21
CIK 847385

FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1998

                                       or

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


Indicate by a check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The number of outstanding shares of the registrant's only class of common stock as of June 30, 1998

Common Stock, $.001 par value: 25,259,393

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward looking statements. Except for the historical information contained in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, the matters discussed herein include forward-looking information.

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

When used in this Quarterly Report, the words "intend", "estimated", "believe", "expect", and similar expressions which are not historical are intended to identify forward-looking statements. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company. References made in the Quarterly Report on Form 10-QSB to "Crown", the "Company", or the "Registrant" refer to Crown Laboratories, Inc.

The Company reported no sales of liquid nutritional or dry mix products for the quarter ended June 30, 1998. For the six month period ended June 30, 1998, the Company incurred losses of ($953,394) vs. ($1,047,798) in the same period for 1997. The Company has incurred losses associated with salary expense, fund raising, and other operating expenses of ($844,093) during second quarter 1998 vs. ($956,526) for the second quarter of 1997. During the second quarter the Company significantly reduced overhead and continues to reduce nonessential expenses. The Company did not incur any research and development or start-up expenses for the second quarter of 1998 vs. ($179,016) for the second quarter of 1997. The accumulated consolidated deficit at June 30, 1998, was ($19,769,774) while shareholder's equity was $4,390,613.

Crown Laboratories, Inc. (the Company), has suffered financially in recent months and is currently exploring, with its principal financial advisers, alternatives for maintaining adequate liquidity and longer term funding. There can be no assurances that adequate liquidity or long term funding will be restored or secured or that there will not be further declines in the Company's business and financial condition. Management spends a substantial amount of its time securing short and long term funding for the Company.

Between January 5, and June 30, 1998, and subsequently through August 15, 1998, the Company entered into a series of equity and short-term debt financing transactions designed to improve the Company's liquidity and financial flexibility.

During the first and second quarter the company arranged a series of short term (30-60 days), secured and unsecured loans for a total of $870,503. The interest rates on the loans ranged from 9-10 % per year. Warrant coverage ranged from one to four times the original loan amount. Warrants were priced from $.135 to 110% of market price and may be exercised up to three (3) years. The company has agreed to register the underlying shares in its next registration statement or within six months. For each three week period that the loans remain unpaid past their due dates the company is required to issue additional warrants equivalent to 50% of the original loan amount, on some of the short term loans.

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

On April 8, 1998, Herbert Altman resigned as a member of the Board of Directors.

On May 5, 1998, the Company signed a three year contract to be part of McKesson General Medical's corporate product strategy and become a program vendor. The program commenced on April 1, 1998, and expires on March 31, 2001. Crown's corporate aligned status designates to General Medical's sales organization that Crown is in compliance with their terms and conditions, and will remain as a continued source of product on their database. McKesson General Medical is one of the nations largest nursing home distributors serving approximately 5,200 nursing homes from over 40 distribution warehouses located throughout the United States.

The Company concluded agreements with vendors on May 11, 1998, and May 27, 1998 for shares of common stock concerning past services.

On June 2, 1998, after reviewing the company's submissions, the Equity Listing Committee of the Pacific Exchange determined that continued dealings in the Company's Common Stock was not warranted due to the Company's inability to meet its ongoing obligations. The Company is appealing this decision and is seeking reinstatement of its trading privileges.

On June 8, 1998 Melvin Lechner became a member of the Board of Directors.

On June 19,1998, the Company issued to a Consultant, 375,000 warrants which may be exercised at an 85% discount to the last trade made on March 6, 1998 of $.25. The term of the warrants is for 5 years from the date of issue. The warrants were issued under a consulting agreement which includes provisions for introductions to buyers of the company's products as well as introductions to potential investors, lenders, and brokerage firms in furthering the company's access to additional financial sources.

On June 24, 1998, the Company initiated quotations in the OTC-Bulletin Board Service under the symbol "CLWB". Furman Selz assisted the company and became the certifying member firm in its application to become a Market Maker in the Company's stock..

Related Party Transactions

On February 9, 1998, the Company borrowed $30,000 from Lee Hooker, a director of the Company. The loan rate is 9% per annum. The original note due date has been extended to June 15, 1998. Warrant coverage is 30,000 warrants at 110% of the market price of $.3125. The warrants expire in three years.

On March 18, 1998, the Company borrowed $20,000 and $14,000 from two directors, Lee Hooker and Arthur Berkowitz, respectively. The loan rate is 9% per annum, is due and payable on April 14, 1998 and has been extended until June 15, 1998 and has 100% warrant coverage of 20,000 and 14,000 warrants, respectively, for the loans at 110% of the market price of $.3125 on March 18, 1998. The warrants are valid for three years.

On March 20, and March 27, 1998, the Company borrowed $100,000 and $250,000, respectively from a lender. Art Berkowitz, a director, advanced $50,000 of the above loan and is therefore allocated 50,000 of the 350,000 warrants. The loan is due and payable no later than July 20 and July 27, 1998, respectively. The rate is 10% per annum, and is secured by a second lien position on certain Company equipment. The loan has warrant coverage of 350,000 warrants at 110% of the last price quoted of $.25 on March 20 and March 27, 1998, respectively. The warrants expire in three years.

On July 31, 1998 Melvin Lechner, a director, made a $50,000 unsecured loan to the Company. The loan is due by September 11, 1998. The interest rate is 9% annually. Warrant coverage is 200,000 warrants priced at $.135 and are exercisable in three years. The Company will register these underlying shares in its next registration statement. For every three week period that the loan is not repaid, an additional 12,500 warrants will be issued under the original terms outlined above.

Financial Condition

Working capital at June 30, 1998 was ($3,610,013) and was based on the financing the Company has secured. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders. There can be no assurances that the Company will be able to secure additional financing, or, if additional financing is obtained, that it will be on terms and conditions that are acceptable to the Company.

Funding

On April 7, 1998, the Company reached an agreement with a Trust, the lessor of certain production equipment, such that the Company will provide a waiver of default to the Trust for having gone outside the agreement and pledged the assets in return for a six month loan of $77,000 at 9% interest. Warrant coverage will be 77,000 warrants at 110% of Crown's Common Stock closing price on April 3, 1998. The warrants expire in three years. The proceeds of the $77,000 was disbursed as follows: Past due payments, to Trust as of December 31, 1997, and as of April 7, 1998 were $6,502 and $19,506, respectively. Four payments, through August 1998, were prepaid for a total of $26,008 and $25,000 was advanced to the Company. Craig Nash, the Chief Executive Officer of Crown personally guaranteed $25,000 of the $77,000 loan. Mr. Nash received no compensation for the risks of such commitment.

Additionally, the amount of warrants under the Option Agreement may under certain circumstances, if not converted, increase up to 1,932,632 warrants. Secondly, the exercise price of the warrants was reduced to $0.56 per warrant subject to the Company having a first right of refusal to repurchase the warrants within a 15 day notice period. The mandatory conversion price would move from $3.50 to $0.85, and would be subject to mandatory exercise if the price remained at $0.85 for seven consecutive days. The Company also has the right to repay the principal amount of the lease of $918,000 and reclaim up to 1,080,000 warrants or allow the market to absorb the then registered shares such that the Trust recoups its original investment of $918,000 and retains any additional shares as the result of issuing more lower price stock so that the original investment is recouped by the Trust, within a six month period, as if the amount was repaid at a minimum of $0.86 per share.

On May 13, 1998, the holders of the Company's Prepaid, Mandatory Exercisable Stock Purchase Warrants notified the Company that each holder converted $50,000 of these Prepaid Warrants into 333,333 shares of Crown Laboratories, Inc. Common Stock at a Conversion Price of $0.15. Following this conversion the holders will have $55,000 and $70,000 respectively in principal remaining from their respective original $250,000 Warrants.

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

On June 26, 1998, the Company and the Holders of the Company's Series E Preferred Stock reached an Agreement whereby: The Holders of the Series E agreed to redeem the Series E shares with a new security issued by the Company, the terms of which shall be no less favorable than the terms of any new security expected to be sold by the Company through a private placement managed by the Investment Banking Firm. The stated value of the New Security which the Company shall pay to the Holders of the Old Preferred shall be the product of multiplying the original issue price of the Old Preferred, plus the value of the dividends accrued from the date of issue to the date of redemption, times 1.55 (one point fifty five). The Company agrees that the Holders shall have the right to exchange its New Security for a security identical in terms as the Old Preferred after September 30, 1998 in the event that the Company has not raised a minimum of $3 million of equity prior to September 30, 1998. In the event that the Holders are redeemed for common shares, the Company will grant the Holders the right to elect a representative to the Board of Directors of the Company effective immediately upon issuance of the New Security. The Company agrees to extend the expiration date of all warrants held by Holders to September 30, 2004. The Company shall pay to the Holders a fee of $75,000 upon the closing of the minimum of $3 million of new securities referred to in Section 1 above.

On July 6, 1998 the Company filed a Form D, Notice Of Sale Of Securities, with the Securities and Exchange Commission in order to allow its Investment Banking Firm to commence the Private Placement of up to $8,000,000 on behalf the Company.

                            Crown Laboratories, Inc.
                          Consolidated Balance Sheets


                      ASSETS                        UNAUDITED         AUDITED
                                                     June 30,       December 31,
                                                       1998            1997
                                                   ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                       $      0,081    $      7,650
   Accounts Receivable                                  160,665         179,257
   Inventory
          Raw & Packaging Materials                     342,852         362,431
          Work in Process                                 7,882           7,882
          Finished Goods                                 37,490          26,241

  Prepaid Expenses                                      214,682         310,396
  Related Party & Notes Receivable                      128,419         123,875
                                                   ------------    ------------
          Total current assets                          892,071       1,017,732

PROPERTY AND EQUIPMENT
   Leasehold improvements                             1,281,721       1,281,721
   Machinery & Equipment                              8,915,103       8,888,928
                                                   ------------    ------------
                                                     10,196,824      10,170,649
Accumulated Depreciation & Amortization              (1,015,582)       (640,438)
                                                   ------------    ------------
     Net Property and Equipment                       9,181,242       9,530,211
                                                   ------------    ------------

MACHINERY RIGHTS & BLUEPRINTS                           272,381         272,381

Patents Pending                                          95,074          81,691
DEPOSITS & DEFERRED ASSETS                              275,079         331,722
                                                   ------------    ------------
     Total assets                                  $ 10,715,847    $ 11,233,737
                                                   ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt
     and capital lease liabilities                 $    765,320    $    630,219
   Related Party & Notes Payable                   $  1,051,291    $    150,000
   Accounts payable and accrued expenses              2,685,472       2,020,150
                                                   ------------    ------------
         Total current liabilities                    4,502,083       2,800,369

ACCRUED SALES TAX PAYABLE                               124,009         158,186

LONG-TERM DEBT & CAPITAL LEASE LIABILITIES            1,699,142       2,018,959

SHAREHOLDERS' EQUITY
   Preferred stock -- $10,000 par value;              1,725,000       1,725,000
        5,000,000 shares authorized;
        172.5 shares outstanding in
        1997 and 250 in 1996

   Common Stock -- $0.001 par value;
       50,000,000 shares authorized;
       25,106,060 and 18,795,488 shares
       outstanding in 1997 and 1996,
       respectively                                      25,259          25,106
   Additional paid-in-capital                        22,856,905      22,583,899
   Accumulated deficit                              (19,769,773)    (17,631,004)
   Treasury Stock                                      (446,778)       (446,778)
                                                   ------------    ------------
              Total shareholders' equity              4,390,613       6,256,223

     Total liabilities and shareholders' equity    $ 10,715,847    $ 11,233,737
                                                   ============    ============


       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                            For the three months ended               For the six months ended
                                                         June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                         -------------       -------------       -------------       -------------
Net Sales                                                            --             $48,044             $24,635             $81,776

     Cost of Sales                                                   --            ($21,620)             (8,203)            (32,752)
                                                                                                   ------------        ------------

Gross Profit                                                         --              26,424              16,433              49,024

     Research & Development Start Up Costs                           --             179,016             231,709             492,543
     General and Administrative Expenses                        844,093             803,934           1,719,597           1,331,149
                                                           ------------        ------------        ------------        ------------

Loss From Operations                                           (844,093)           (956,526)         (1,934,873)         (1,774,668)

     Other Income/(Expense)
          Other Income                                               --                  --                  --                  --
          Other Expense                                         (17,035)            (24,312)            (36,690)            (41,804)
          Interest expense                                      (92,266)            (86,939)           (167,213)           (176,415)
          Interest income                                            --              19,979                   7              23,585
                                                           ------------        ------------        ------------        ------------

Loss before income taxes                                       (953,394)         (1,047,798)         (2,138,770)         (1,969,302)


Net Loss                                                      ($953,394)        ($1,047,798)        ($2,138,770)        ($1,969,302)
                                                           ============        ============        ============        ============


NET LOSS PER SHARE                                               ($0.04)             ($0.05)             ($0.08)             ($0.10)
                                                           ============        ============        ============        ============



WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
OUTSTANDING                                                  25,189,696          19,620,419          25,189,696          19,620,419
                                                           ============        ============        ============        ============



       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                        Statement of Shareholders Equity
                     for the six months ended June 30, 1998
                                   (UNAUDITED)


                                                                     Additional
                                            Shares of     Common       Paid-in    Accumulated    Treasury    Preferred     Total
                                              Common       Stock       Capital       Deficit       Stock       Stock
                                            ----------   ---------   -----------  ------------   ---------   ----------  ----------
Balance as of Dec. 31, 1997                 25,106,060   $  25,106   $22,583,899  ($17,631,004)  ($446,778)  $1,725,000  $6,256,223

  Compensation expense for options                                        95,490                                             95,490
     granted to employees and consultants

  Series E Preferred Stock Issued

  Shares issued on the conversion
     of Series E Preferred Stock

  Warrants Purchased                                                     210,000                                            210,000

  Fund raising expenses                                                  (32,484)                                           (32,484)

  Warrants converted                           153,333         153                                                              153

  Imputed interest for Series E Preferred

  Net loss for the period ended                                                     (2,138,770)                          (2,138,770)
     June 30, 1998

                                            ----------   ---------   -----------  ------------   ---------   ----------  ----------
Balance as of June 30, 1998                 25,259,393   $  25,259   $22,856,905  ($19,769,774)  ($446,778)  $1,725,000  $4,390,613
                                           ===========   =========   ===========  ============   =========   ==========  ==========


       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            Crown Laboratories, Inc.
                      Consolidated Statements of Cash Flow
                                   (UNAUDITED)


                                                                           For the six months ended
                                                                         June 30, 1998  June 30, 1997
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                  ($2,138,770)   ($1,969,302)

Add/(deduct) items not impacting cash:
           Depreciation and amortization                                      375,144        108,382
           Issuance of shares to employees                                     95,490         62,957
              and consultants

Changes in Assets and Liabilities:
           (Increase)/Decrease in receivables                                  18,592        (64,960)
           (Increase)/Decrease in inventories                                   8,330        (11,836)
           (Increase)/Decrease in prepaid expenses                             95,714       (116,691)
                   and employee advances
           Increase/(Decrease) in accounts payable                            559,726       (112,038)
                   and accrued expenses                                   -----------    -----------


Total Cash Generated from/(used for) operations                              (985,774)    (2,103,488)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

           Capital Expenditures and leasehold improvements                    (26,175)      (562,200)
           Increase in rights and blueprints
           Increase in Patents Pending                                         13,383
           Borrowings from related parties                                      4,544
           (Increase)/Decrease in deposits and deferred assets                (56,643)       (99,032)
           Increase/(Decrease) in accrued sales taxes payable                 (34,177)       (41,803)

Total cash (used in)/generated from investing activities                      (99,068)      (703,035)
                                                                          -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES

           Proceeds from loans                                                901,291             --
           Repayment of loans payable                                                       (209,405)
           Proceeds from issuance of common and                               210,000      3,000,000
                preferred stock and the excercise of warrants
           Fundraising costs                                                  (34,018)      (173,412)
                                                                          -----------    -----------

Total cash provided by/(used in) financing activities                       1,077,273      2,617,183
                                                                          -----------    -----------

     Net increase/(decrease) in cash and cash equivalents                      (7,569)      (189,338)

Cash and cash equivalents, beginning of period                                  7,650        579,488
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $        81    $   390,150
                                                                          ===========    ===========


       The Accompanying Notes to the Consolidated Financial Statements are an Integral Part of these Financial Statements

                            CROWN LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30 , 1998
                                   (UNAUDITED)


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

The Company and its operations are subject to the various risks inherent in the start-up and development of a new business enterprise. The operating history of the Company is limited. There can be no assurance the Company will be able to produce its products and operate profitably. Competitors of the Company have substantially greater resources than the Company. The Company requires further financial resources. To the extent that the Company uses equity securities to raise additional funds to satisfy its working capital needs, there will be additional dilution to the Company's existing shareholders.

The Company regards the formulations of its products to be proprietary and has filed for a patent covering the formulation and production process for its primary liquid nutritional product, "WinLac(TM)". The Company has also trademarked its Company name, its liquid nutritional product names as well as "Peel and Drink(TM)" and "The Nutritional There can be no assurances that any patent will be issued. Currently, the Company exerts substantial efforts to protect trade secrets and to keep formulas and related process know-how confidential. Currently, the Company requires each of its employees to sign confidentiality agreements as a condition of employment to protect its formulations and production know-how. However, there can be no assurances that the Company will be successful in these efforts.

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

3. Financing

On April 7, 1998, the Company reached an agreement with a Trust, the lessor of certain production equipment, such that the Company will provide a waiver of default to the Trust for having gone outside the agreement and pledged the assets in return for a six month loan of $77,000 at 9% interest. Warrant coverage will be 77,000 warrants at 110% of Crown's Common Stock closing price on April 3, 1998. The warrants expire in three years. The proceeds of the $77,000 was disbursed as follows: Past due payments, to Trust as of December 31, 1997, and as of April 7, 1998 were $6,502 and $19,506, respectively. Four payments, through August 1998, were prepaid for a total of $26,008 and $25,000 was advanced to the Company. Craig Nash, the Chief Executive Officer of Crown personally guaranteed $25,000 of the $77,000 loan. Mr. Nash received no compensation for the risks of such commitment.

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

4. Related Party Transactions

On February 9, 1998, the Company borrowed $30,000 from Lee Hooker, a director of the Company. The loan rate is 9% per annum. The original note due date has been extended to June 15, 1998. Warrant coverage is 30,000 warrants at 110% of the market price of $.25. The warrants expire in three years.

On March 18, 1998, the Company borrowed $20,000 and $14,000 from two directors, Lee Hooker and Arthur Berkowitz, respectively. The loan rate is 9% per annum, is due and payable on April 14, 1998 and has been extended until June 15, 1998 and has 100% warrant coverage of 20,000 and 14,000 warrants, respectively, for the loans at 110% of the market price of $.3125 on March 18, 1998. The warrants are valid for three years,

On March 20, and March 27, 1998, the Company borrowed $100,000 and $250,000, respectively from a lender. Art Berkowitz, a director, advanced $50,000 of the above loan and is therefore allocated 50,000 of the 350,000 warrants. The loan is due and payable no later than July 20 and July 27,1998, respectively. The rate is 10% per annum, and is secured by a second lien position on certain Company equipment. The loan has warrant coverage, 350,000 warrants at 110% of the last price quoted of $.25 on March 20 and March 27, 1998, respectively. The warrants expire in three years.

On July 31,1998 Melvin Lechner, a director, made a $50,000 unsecured loan to the Company. The loan is due on September 11,1998. The interest rate is 9% annually. Warrant coverage is 200,000 warrants priced at $.135 and are exercisable in three years. The Company will register these underlying shares in its next registration statement. For every three week period that the loan is not repaid, an additional 12,500 warrants will be issued under the original terms outlined above.

5. Litigation

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

6. Commitments and Contingencies

At June 30, 1998, the Company was delinquent in paying its payroll taxes, State taxes and local taxes amounting to $527,185. Through August 15, 1998, the Company has not paid this liability or any additional tax liabilities for 1998. The Company has not been assessed any penalties related to the failure to pay its payroll tax obligations to date.

As of August 15, 1998, the Company is delinquent a total of $108,097 in its payments to its fixed asset lender, not including late charges, if any.

As of June 30, 1998, the Company is in arrears a total of $158,856 on its manufacturing facility rental payments. As of August 15, 1998, the Company was in arrears $93,808 in its rental payments, not including any late charges, if any..

On June 26, 1998, the Company and the Holders of the Company's Series E Preferred Stock reached an Agreement whereby: The Holders of the Series E agreed to redeem the Series E shares with a new security issued by the Company, the terms of which shall be no less favorable than the terms of any new security expected to be sold by the Company through a private placement managed by Robinson Humphrey and Company. The stated value of the New Security which the Company shall pay to the Holders of the Old Preferred shall be the product of multiplying the original issue price or the Old Preferred, plus the value of the dividends accrued from the date of issue to the date of the redemption, times
1.55 (one point fifty five). The Company agrees that the Holders shall have the right to exchange its New Security for a security identical in terms as the Old Preferred after September 30, 1998 in the event that the Company has not raised a minimum of $3 million of equity prior to September 30, 1998. In the event that the Holders are redeemed for common shares, the Company will grant the Holders the right to elect a representative to the Board of Directors of the Company effective immediately upon issuance of the New Security. The Company agrees to extend the expiration date of all warrants held by Holders to September 30, 2004. The Company shall pay to the Holders a fee of $75,000 upon the closing of the minimum of $3 million of new securities referred to in Section 1 above.

From April 1, 1998, through May 29, 1998, a total of 28,125 options expired. A total year to date of 331,787 options and warrants have expired.

7. Subsequent Events

Subsequent to the end of the second quarter, the Company continued to arrange a series of short term secured and unsecured loans for a total of $270,000. The interest rates on the loans range from 9-10 % annually, mature in 60 days and have Warrant coverage of up to four times the loan amount. The Warrants are priced from $.135 to 110% of the market and may be exercised within three years. The Company has agreed to register the underlying shares in the next registration statement or within six months. For each three week period that the loans remain unpaid past their due dates, the Company is required to issue additional Warrants equivalent to 50% of the original amount under the original terms, on some of the short term loans.

As of August 15, 1998, the Company was delinquent in repayment of various short term loans in the total amount of $810,500. The Company is in contact with its various lenders seeking to extend the maturity date of the loans. The Company believes it will be successful in obtaining an extension on the loans outstanding.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CROWN LABORATORIES, INC.

Dated:  August 15, 1998                     By:  /s/ Craig E. Nash
                                                 ------------------------------
                                                 Craig E. Nash
                                                 Chief Executive Officer
                                                 Chairman, Board of Directors

                                            By:  /s/ Calvin T. Mathews
                                                 ------------------------------
                                                 Calvin T. Mathews
                                                 Chief Financial Officer